Form 10-Q
period 2001-06-30
AMERICAN UTILICRAFT CORP
filed 2001-08-14
CIK 1118190

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                    FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2001
                               -------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from        to
                                ------


Commission file number    333-57552
                       ---------------

                         American Utilicraft Corporation
 ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                        54-1577735
--------------------------------               ---------------------------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation of Organization)

                              300 Petty Road, N.E.
                          Lawrenceville, Georgia 30043
  --------------------------------------------------------------------------
               (Address of principal executive officers, zip code)

                                  678-376-0898
  --------------------------------------------------------------------------
               (Registrants telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be files by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X     No
                                      -------    ------

As of June 30, 2001 there were 9,640,182 shares of common stock, par value $.00001 per share, and 1,970,787 shares of preferred stock, par value $.00001 per share, of the registrant outstanding.

Three exhibits are filed with this report, which consists of 35 consecutively numbered pages.

                         AMERICAN UTILICRAFT CORPORATION
                          (A Development Stage Company)
                                    FORM 10-Q
                                TABLE OF CONTENTS


PART I       FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Balance sheets
                 June 30, 2001 and December 31, 2000 . . . . . . .            2.

             Statements of operations fiscal quarter and two
                 fiscal quarters ended June 30, 2001,
                 June 30, 2000 and cumulative
                 to June 30, 2001. . . . . . . . . . . . . . . . .        3 - 4.

             Statements of cash flows
                 Two fiscal quarters ended June 30, 2001,
                 June 30, 2000 and cumulative to June 30, 2001 . .        5 - 6.

             Notes to financial statements. . . . . . . . . . . .        7 - 18.

   Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations . .      19 - 26.

PART II      OTHER INFORMATION

   Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . .            27.

   Item 2.   Changes in Securities and Use of Proceeds . . . . . .           27.

   Item 3.   Defaults Upon Senior Securities . . . . . . . . . . .           27.

   Item 4.   Submission of Matters to a Vote of Security Holders. .          27.

   Item 5.   Other Information. . . . . . . . . . . . . . . . . . .          27.

   Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . .          27.

Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           28.

Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     29 - 35.


PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   AMERICAN UTILICRAFT CORPORATION
                                    (A Development Stage Company)
                                            BALANCE SHEET
                                             ----------

                                               ASSETS
                                                                  June 30,         December 31,
                                                                    2001               2000
                                                                -------------      -------------
Current assets:
    Cash                                                        $    292,198       $     83,701
    Prepaid rent                                                      14,739             14,739
    Other assets                                                     148,958             13,316
                                                                -------------      -------------

         Total current assets                                        455,895            111,756

Prepaid rent, noncurrent                                              23,598             28,842
Deferred offering costs                                                    -            702,250
Property and equipment, net of
    accumulated depreciation                                         288,814            258,056
Due from officers, net of allowance
    for doubtful accounts                                                  -                  -
Patents, intellectual property and designs,
    net of accumulated amortization                                1,053,571          1,137,857
                                                                -------------      -------------

Total assets                                                    $  1,821,878       $  2,238,761
                                                                =============      =============

                                 LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
    Accounts payable and accrued expenses                       $     95,220       $    106,567

Due to stockholders                                                        -             74,500
Deferred compensation                                                211,458            113,000
                                                                -------------      -------------

         Total liabilities                                           306,678            294,067
                                                                -------------      -------------

Stockholders equity
    Preferred stock, par value $.00001
        per share; 7,500,000 shares authorized;
        1,970,787 shares of Series A preferred
        stock issued and outstanding                                      20                 20
    Common stock, par value $.00001
        per share; 35,000,000 shares authorized;
        9,640,182 and 8,941,855 shares issued
        and outstanding, respectively                                     96                 89
    Additional paid in capital                                    10,294,426          9,198,487
    Deficit accumulated during
        the development stage                                     (8,779,342)        (7,253,902)
                                                                -------------      -------------

         Total stockholders equity                                 1,515,200          1,944,694
                                                                -------------      -------------

Total liabilities and stockholders equity                       $  1,821,878       $  2,238,761
                                                                =============      =============

                                  See notes to financial statements

                         AMERICAN UTILICRAFT CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   ----------

                                                                  For the period
                                    For the two     For the two    July 17, 1990
                                  quarters ended  quarters ended  (inception) to
                                   June 30, 2001   June 30, 2000   June 30, 2001
                                    -----------     -----------     -----------
Expenses:
    Research and development        $  866,036      $  487,421      $3,788,483
    General and administration         424,496         279,776       3,025,245
    Marketing                          272,872         160,061       1,773,967
                                    -----------     -----------     -----------

    Loss from operations             1,563,404         927,258       8,587,695
                                    -----------     -----------     -----------

Other income and expense:
    Interest income                     12,634          10,275          79,002
    Interest expense                         -          36,140         654,168
                                    -----------     -----------     -----------

    Total other expense                 12,634          25,865         575,166
                                    -----------     -----------     -----------

Net loss before
    extraordinary item               1,550,770         953,123       9,162,861

Extraordinary item: gains on
    extinguishment of debt
    (no income tax effect)              25,330               -         383,519
                                    -----------     -----------     -----------

Net loss                            $1,525,440      $  953,123      $8,779,342
                                    ===========     ===========     ===========


Basic and diluted loss per
    common share before
    extraordinary item              $     0.17      $     0.10      $     1.39

Extraordinary item: gains on
    extinguishment of debt                   -               -            0.06
                                    -----------     -----------     -----------

Basic and diluted loss per
    common share                    $     0.17      $     0.10      $     1.45
                                    ===========     ===========     ===========

Weighted average number
    of common shares outstanding     9,247,503       9,753,102       6,608,157
                                    ===========     ===========     ===========

                        See notes to financial statements

                         AMERICAN UTILICRAFT CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   ----------

                                                  For the            For the
                                               quarter ended      quarter ended
                                               June 30, 2001      June 30, 2000
                                                -----------        -----------
Expenses:
    Research and development                    $  593,834         $  128,161
    General and administration                     247,949            148,880
    Marketing                                      112,882             71,509
                                                -----------        -----------

    Loss from operations                           954,665            348,550
                                                -----------        -----------


Other income and expense:
    Interest income                                  6,515              5,138
    Interest expense                                     -             18,070
                                                -----------        -----------

    Total other expense                              6,515             12,932
                                                -----------        -----------

Net loss                                        $  948,150         $  361,482
                                                ===========        ===========


Basic and diluted loss per
    common share                                $     0.10         $     0.04
                                                ===========        ===========

Weighted average number
    of common shares outstanding                 9,553,152          9,910,180
                                                ===========        ===========

                        See notes to financial statements


                                   AMERICAN UTILICRAFT CORPORATION
                                    (A Development Stage Company)
                                       STATEMENT OF CASH FLOWS
                                             ----------

                                                                                         For the period
                                                       For the two       For the two      July 17, 1990
                                                     quarters ended    quarters ended    (inception) to
                                                      June 30, 2001    June 30, 2000      June 30, 2001
                                                       ------------      ------------      ------------
Cash flows from operating activities:
    Net loss                                           $(1,525,440)      $  (953,123)      $(8,779,342)
                                                       ------------      ------------      ------------

    Adjustments to reconcile net loss to
        net cash used in operating activities:

        Gain on extinguishment of debt                     (25,330)                -          (383,519)
        Common stock issued for loan interest                    -                 -           574,010
        Common stock issued for rent expense                     -                 -           152,049
        Common stock warrants issued for interest
           expense                                               -                 -            80,000
        Common stock warrants issued for
           compensation expense                             20,200                 -         1,141,012
        Depreciation and amortization                      118,544            35,038           314,595
        Loss on disposal of assets                               -                 -            29,878
        Bad debt provision, loans to
           officers                                         39,970            37,276           340,162

    Changes in assets and liabilities:
        Decrease (increase) in prepaid rent                      -             5,252           (14,739)
        Increase in other assets                          (135,642)                -          (148,958)
        (Decrease)increase in accounts
           payable                                         (29,457)         (139,262)           77,110
        Increase in deferred compensation                   98,458            76,998           211,458
        Increase in other liabilities                       18,110            10,140            18,110
                                                       ------------      ------------      ------------

        Total adjustments                                  104,853            25,442         2,391,168
                                                       ------------      ------------      ------------

Net cash used in operating activities                   (1,420,587)         (927,681)       (6,388,174)
                                                       ------------      ------------      ------------

Cash flows from investing activities:
    Decrease (increase)of prepaid rent                       5,244                 -           (23,598)
    Increase in deferred offering costs                   (290,068)         (442,624)         (557,318)
    Purchases of property and equipment                    (65,016)          (69,229)         (506,858)
    Loans to officers                                      (39,970)          (37,276)         (340,162)
                                                       ------------      ------------      ------------

Net cash used in investing activities                     (389,810)         (549,129)       (1,427,936)
                                                       ------------      ------------      ------------

Cash flows from financing activities:
    Proceeds from issuance of capital
        stock                                            1,993,894         1,202,390         7,005,308
    Proceeds from issuance of common
        stock warrants                                           -                 -         1,003,500
    Loans from stockholders                                      -                 -            74,500
    Stock warrants exercised                                25,000                 -            25,000
    Proceeds from stock subscriptions                            -           300,000                 -
                                                       ------------      ------------      ------------

Net cash provided by financing activities                2,018,894         1,502,390         8,108,308
                                                       ------------      ------------      ------------
                                                         -Continued-

                                  See notes to financial statements


                                   AMERICAN UTILICRAFT CORPORATION
                                    (A Development Stage Company)
                                       STATEMENT OF CASH FLOWS
                                             ----------


                                                                                     For the period
                                                       For the two     For the two    July 17, 1990
                                                     quarters ended  quarters ended  (inception) to
                                                      June 30, 2001  June 30, 2000    June 30, 2001
                                                       -----------     -----------     -----------
Net increase in cash                                      208,497          25,580         292,198

Cash, beginning of the period                              83,701          89,123               -
                                                       -----------     -----------     -----------

Cash, end of the period                                $  292,198      $  114,703      $  292,198
                                                       ===========     ===========     ===========


Supplemental disclosures of noncash transactions:

Common stock issued for loan interest                   $       -       $       -      $  574,010

Common stock issued for current and future
    rent expense                                        $       -       $       -      $  152,049

Common stock warrants issued for costs
    associated with proposed public
    offering                                            $       -       $       -      $  435,000

Common stock warrants issued in conjunction
    with convertible debenture                          $       -       $       -      $   80,000

Common stock warrants issued for deferred
    compensation                                        $       -       $       -      $1,070,812

Common stock issued for services                        $  20,200       $       -      $   20,200

Common stock warrants issued for patents,
    intellectual property and designs                   $       -       $       -      $1,180,000

Common stock warrants issued as settlement
    of compensation payable                             $       -       $       -      $   50,000

Common stock warrants issued for due to
    stockholder                                         $  74,500       $       -      $   74,500


                                  See notes to financial statements

                         AMERICAN UTILICRAFT CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001
                                   ----------


1.       Basis of Presentation

                  The accompanying interim financial statements of American Utilicraft Corporation (the Company) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related footnotes included in the Company's latest Annual Report on Form SB-2.

                  In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation and all such adjustments are of a normal and recurring nature. The results of operations as presented in this report are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2001.

2.       Summary of significant accounting policies


         Use of estimates
         ----------------

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Income taxes
         ------------

                  Deferred income taxes are provided in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided where the likelihood of realizing the tax benefit of a deferred tax asset cannot be determined as more likely than not. Deferred tax assets and liabilities are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting purposes, or based on the expected reversal date for deferred taxes that are not related to an asset or liability.

         Bad debts
         ---------

                  The Company reserves against potentially uncollectible accounts in the period in which collection appears unlikely.

         Property and equipment
         ----------------------

                  Property and equipment are reflected in the financial statements at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using straight-line and accelerated methods with leasehold improvements being depreciated over the term of the lease or useful lives of the assets, whichever is shorter, and vehicles, furniture, software and equipment being depreciated and amortized over 3 to 10 years.

                  Maintenance and repairs are charged to operations when incurred. Improvements and repairs which extend the life or increase the value of property and equipment are capitalized. When property and equipment are sold or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved, and any gain or loss is included in other income (expense) in the year the disposal occurs.

         Patents, intellectual property and designs
         ------------------------------------------

                  Patents, intellectual property and designs are reflected in the financial statements at cost. Amortization is computed on a straight-line basis over 7 years, the estimated beneficial period of the asset.

         Research and development costs
         ------------------------------

                  Pursuant to SFAS No. 2, ACCOUNTING FOR RESEARCH AND DEVELOPMENT COSTS, research and development costs are expensed as incurred.

         Net loss per share
         ------------------

                  Net loss per share is based on the weighted average number of shares of common stock outstanding during each period. There is no difference between basic and diluted loss per share since the Company is in a loss position.

         Recent accounting pronouncements
         --------------------------------

                  In June 2000 and in June 1999 the FASB issued, respectively, SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES - AN AMENDMENT OF FASB STATEMENT NO. 133, and SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133. The statements amend and defer, respectively, the provisions of SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, and are effective for fiscal years beginning after June 15, 2000.

                  SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective, as amended by SFAS No. 137, for all fiscal quarters beginning after June 15, 2000 and requires application prospectively. The Company does not use derivative instruments either in hedging activities or as investments.

         Start-up activities
         -------------------

                  The costs of start-up activities, including organization costs, have been expensed as incurred.

         Fair value of financial instruments
         -----------------------------------

                  The carrying values of cash and accounts payable approximate fair value due to the short-term maturity of these instruments. Financial instruments also include long-term debt. Based on current borrowing terms available to the Company, estimated fair value of these financial instruments approximates their recorded amounts.

         Asset impairment
         ----------------

                  In accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG - LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Based on current estimates, management does not believe impairment of long-lived assets is present.

         Stock-based compensation
         ------------------------

                  The Company has elected to use the intrinsic value method of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, as allowed under SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, to account for stock based compensation to employees.

         Comprehensive income
         --------------------

                  The Company has adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME. Comprehensive income as defined includes all charges to equity except those resulting from investments by owners and distributions to owners. The Company has no items of comprehensive income to report.

         Deferred offering costs
         -----------------------

                  Direct, incremental costs incurred with the Company's offering of common stock are deferred and included as an asset in the accompanying balance sheets until the proceeds of the offering are received, whereupon these costs are recognized as a reduction to the respective capital accounts.

         Accounting for extinguishment of debt
         -------------------------------------

                  Gains and losses from extinguishment of debt are calculated and reported according to the provisions of SFAS No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES. Such gains and losses are reported as extraordinary items to net income, except certain extinguishment transactions between the Company and related entities which are reported as capital transactions.

3.       Development stage operations


                  The Company is in the development stage. The Company commenced its current operations in 1990, and its activities have been primarily directed to research and development of its technologies and administrative activities. The Company has experienced in the past and may experience in the future many of the problems, delays and expenses encountered by early stage businesses, some of which are beyond the Company's control.

                  These inherent risks include, but are not limited to, delays in testing and development of its new products, unexpected high manufacturing and marketing costs, uncertain market acceptance, limited capital and other unforeseen difficulties. The Company believes it has properly identified the risks in the environment in which it operates and plans to implement strategies to effectively reduce the financial impact of these risks.

4.       Going concern


                  The financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred net losses of $948,150 and $361,482 during the three months ended June 30, 2001 and June 30, 2000, respectively, and net losses of $1,525,440 and 953,123 during the six months ended June 30, 2001 and June 30, 2000, respectively, and has incurred losses since formation, resulting in accumulated deficits of $8,779,342 and $7,253,902 as of June 30, 2001 and December 31, 2000,
         respectively. For the six months ended June 30, 2001 and June 30, 2000, respectively, the Company also generated negative cash flow from operations of $1,420,587 and $927,681. Such losses and negative cash flow have resulted primarily from significant costs associated with the development of the Company's products and marketing of these products. The Company expects to incur additional operating losses and negative cash flow in the future unless and until it is able to generate operating revenues sufficient to support expenditures. There is no assurance that sales of the Company's products will ever generate sufficient revenues to fund its continuing operations, that the Company will generate positive cash flow from operations or that the Company will attain and thereafter sustain profitability in any future period.

                  Management anticipates the Company's cash requirements for the next twelve months may be satisfied from the proceeds of a certain Investment Agreement with Swartz Private Equity, LLC (Swartz) and sales of the Company's common stock pursuant to both public and private stock offerings. The Company anticipates its future cash requirements may be satisfied by product sales, the sales of additional equity securities, debt financing and/or the sale or licensing of certain of the Company's technologies. However, the Company does not have any binding commitment with regard to additional funds, and there can be no assurance that any funds required would be generated from operations or from the aforementioned sources. The lack of additional capital could force the Company to substantially curtail or cease operations and would therefore have a material adverse effect on the Company's business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on existing shareholders of the Company. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

5.       Stockholders Equity


                  On January 26, 2001 the Company issued 10,000 shares of its common stock to an individual in exchange for marketing services. The stock sale has been valued at $2.02 per share, or $20,200, based on recent stock sales to outside parties.

                  On February 28, 2001 the Company initiated a private stock offering for the sale of up to 1,000,000 shares of the Company's common stock at a price of $2 per share to accredited investors. On March 9, 2001 329,707 shares of stock were issued pursuant to this offering for $659,414.

                  On May 14, 2001 the Company's registration statement with the SEC for the sale of up to 10,829,707 shares of the Company's common stock in an initial public offering was declared effective. Of the 10,829,707 shares, 2,000,000 are being offered for sale by the Company, 329,707 shares are being offered for sale by 13 stockholders who purchased stock pursuant to the private placement described above, 1,000,000 shares are being offered by another stockholder and up to 7,500,000 shares may later be offered by Swartz, preconditioned upon their owning as many shares through Company puts and/or through their exercise of a certain commitment warrant. The Company will receive proceeds from the sale of the 2,000,000 shares of stock; the Company will also receive proceeds from the sale of up to 7,000,000 shares to Swartz; the Company will also receive proceeds from Swartz upon Swartz's exercise of a warrant to purchase up to 500,000 shares of stock. Subsequent to May 14, 2001, through June 30, 2001, 333,620 of the 2,000,000 shares of common stock have been sold for an aggregate of $1,334,480 pursuant to this offering.

                  On May 24 and June 15, respectively, the Company received $10,000 and $15,000 from the exercise of common stock warrants by Swartz for 10,000 and 15,000 shares of stock.

6.       Stock Warrants


                  During the six month period ended June 30, 2001, a warrant for 74,500 shares of common stock was issued on January 15 in settlement of amounts otherwise due pursuant to a certain memorandum of understanding. The warrant provides the right for the holder to purchase 74,500 shares of the Company's common stock at an exercise price of $3 per share. The exercise price may be later adjusted pursuant to an antidilution clause. The holder's right to exercise the warrant vests as to half of the warrant shares after one year, with vesting in the remaining shares occurring after two years. The warrant shall expire after three years. In the event that the warrant is partially or wholly exercised, the holder agrees to restrict his sales of common stock thus received to 15% or less of otherwise trading volume in any 90 day period, with trading volume measured as average weekly trading volume during the four weeks immediately prior to such sales.

                  A $25,330 gain on extinguishment of debt has been recorded for the difference between the fair value of the warrant, $49,170 at $.66 per warranted share, and the value of $74,500 otherwise due to the stockholder. The fair value of the warrant was estimated on the date of grant using the minimum value method. The weighted average assumptions used to estimate fair value were: dividend yield of 0%, risk-free interest rate of 6.85% and expected life of warrant of three years.

                  Also during the six month period ended June 30 2001, Swartz exercised common stock warrants for 10,000 and 15,000 shares, respectively, on May 24 and June 15 at an exercise price of $1 per share. There were no other grants, exercises or cancellations of stock warrants during this period.

                  However, on July 13, 2001 a warrant to purchase 178,187 shares of common stock was issued to Swartz pursuant to certain nondilutive terms of the Investment Agreement with Swartz. That warrant vests immediately, bears an exercise price of $1 per share and has an expiration date of July 13, 2006. The fair value of this warrant will be calculated using the minimum value method, and charged to offering costs which will reduce stockholders equity.

                  Also, on July 18, 2001 Swartz exercised additional common stock warrants for 15,000 shares at an exercise price of $1 per share.

                  The Company has adopted the disclosure-only provisions of SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock warrants provided to employees. If the fair value method for calculating compensation cost had been employed, $183,537 of compensation cost would have been recognized during the six months ended June 30, 2001. No compensation would have been recognized during the six months ended June 30, 2000. Pro forma net loss and loss per share are as follows:

                                                                  For the period
                                                For the two       July 17, 1990
                                              quarters ended      inception) to
                                               June 30, 2001      June 30, 2001
                                               -------------      -------------

Pro forma net loss                             $  1,708,977       $  8,962,879
                                               =============      =============
Pro forma basic and diluted loss per
   common share before extraordinary item      $       0.18       $       1.36
Extraordinary item: gains on
   extinguishment of debt                                 -               1.30
                                               -------------      -------------
Pro forma basic and diluted
   loss per common share                       $       0.18       $       2.66
                                               =============      =============


                  On April 4, 2001 the Company entered into an agreement with a securities broker by which the broker will work to secure up to 10 marketmakers for the Company's common stock. To the extent that such marketmakers are secured, the Company agrees to provide warrants for 10,000 shares of the Company's common stock for each such marketmaker thus secured. The warrants will provide an exercise price of $5 per share, a two year life and shall vest immediately. As of June 30, 2001 no such warrants had been issued. Upon issuance, the Company will record the fair value of the warrants as deferred investment advisory fees and amortize the amount to expense over the term of the advisory agreement.

7.      Due from officers


                  Since 1993 the Company has, from time to time, advanced funds to its President, such amounts aggregating to $315,964 through June 30,2001. Interest, imputed at an annual rate of 8%, has been accrued on these lendings, such interest income amounting to $11,782 in 2001.

                  The Company also advanced $24,198 to another officer during this same period.

                  By verbal agreement between the parties, these amounts will be later repaid out of bonus commissions otherwise due on future aircraft sales. Because there is substantial doubt about the Company's ability to generate such future sales, all amounts due from officers have been fully reserved. Such amounts, and the equal reserve amount, were $340,162 as of June 30, 2001.

8.       Employment agreements


                  Pursuant to employment agreements with the Company's officers, officer salaries were increased on May 14, 2001 commensurate with the Company becoming a reporting company under the Exchange Act of 1934. Annual salary amounts before and after the increase were as follows:

                                                       Previous
                                                        Annual         Salary as
                                                        Salary          Adjusted
                                                        ------          --------
                   President and Chief Executive
                      Officer                           $200,000        $250,000
                   Vice President, Marketing            $125,000        $175,000
                   Vice President, Operations           $100,000        $125,000


9.       Income Taxes


                  Until such time as the Company ceases to be in the development stage and becomes an active business, otherwise deductible expenses have been capitalized pursuant to certain optional and required elements of U.S income tax statutes. Because the likelihood of realizing the tax benefit of these deferred tax assets cannot be determined as more likely than not, no financial statement recognition of these assets has been accorded. Accordingly, the Company estimates an effective tax rate of 0% for the year 2001.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Future Prospects
         ----------------

                  We continue to be a development stage research and development company, and with no product to sell, no revenue stream, significant operating losses and negative cash flow from operations our ability to continue as a going concern is subject to continued sales of stock, the vagaries of the market for our stock and various other factors. There is no assurance that we can continue as a going concern.

                  During the six months ended June 30, 2001, we devoted substantial effort and cost to an initial public offering of the Company's stock. On May 14, our registration statement for the sale of up to 10,829,707 shares of the Company's common stock was declared effective by the SEC. Of the 10,829,707 shares available, 2,000,000 were available for sale by the Company, 329,707 share were available for sale by 13 stockholders who purchased stock for $659,414 pursuant to a private placement sale on March 9, 2001, 1,000,000 shares were available for sale by another stockholder and up to 7,500,000 by Swartz, preconditioned upon Swartz owning as many shares through Company puts and/or through their exercise of a certain commitment warrant. The Company will receive proceeds from the sale of the 2,000,000 shares of stock; the Company will also receive proceeds from the sale of up to 7,000,000 shares to Swartz; the Company will also receive proceeds from Swartz upon Swartz's exercise of a warrant to purchase up to 500,000 shares of stock. Subsequent to May 14, 2001, through June 30, 2001, 333,620 of its 2,000,000 shares of common stock have been sold for an aggregate of $1,334,480 pursuant to this offering.

                  Concurrent with the SEC's approval of our registration statement, related offering costs of $992,318 (including $702,250 of deferred offering costs as of December 31, 2000, of which $435,000 was a noncash issuance of a stock warrant to Swartz) have been recognized as a reduction of stockholders equity.

                   On January 26, 2001 the Company issued 10,000 shares of its common stock to an individual in exchange for marketing services. The stock sale has been valued at $2.02 per share, or $20,200, based on recent stock sales to outside parties. And, on May 24 and June 15, respectively, the Company received $10,000 and $15,000 from the exercise of common stock warrants by Swartz for 10,000 and 15,000 share of stock. In addition, a warrant for 74,500 shares of common stock was issued on January 15 in settlement of amounts otherwise due pursuant to a certain memorandum of understanding. A $25,330 gain on extinguishment of debt has been recorded for the difference between the fair value of the warrant, $49,170 at $.66 per warranted share, and the value of $74,500 otherwise due to the stockholder.

                  Subsequent to June 30, 2001 there were some additional stock warrants issued and exercised. On July 13 a warrant to purchase 178,187 shares of common stock was issued to Swartz pursuant to certain nondilutive terms of the Investment Agreement with Swartz. That warrant vests immediately, bears an exercise price of $1 per share and has an expiration date of July 13, 2006. On July 18, 2001 Swartz exercised additional common stock warrants for 15,000 shares at an exercise price of $1 per share.

                  Also, on April 4, 2001 the Company entered into an agreement with a securities broker by which the broker will work to secure up to 10 marketmakers for the Company's common stock. To the extent that such marketmakers are secured, the Company agrees to provide warrants for 10,000 shares of the Company's common stock for each such marketmaker thus secured. The warrants will provide an exercise price of $5 per share, a two year life and shall vest immediately. As of June 30, 2001 no such warrants had been issued.

                  Monies raised by the stock sales and exercise of warrants described above have been used to pay the offering costs noted above and to fund continuing operations. Operationally, the Company remains focused on steady, solid growth.

                  That growth has included the hiring of new employees; we currently have 11 full-time employees, including executive staff. The growth has also allowed the continued construction of a mockup of our plane, the FF-1080-200, in preparation for display in September at the annual air cargo industry trade show of the National Business Aviation Association (NBAA).

                  We continue to follow standard industry practice in outsourcing to experienced aviation industry companies work related to the design and production of a pre-production prototype aircraft. Our most significant accomplishment in the continued development of the prototype during the six months ended June 30, 2001 has been a significant expansion in our relationship with The Aerostructures Corporation (Aerostructures).

                  Aerostructures was initially engaged in December, 2000 to provide technical design services for the plane's Wing system. On March 23, 2001 that Agreement was amended to expand the work order to also include design services for the Tail system. And, subsequent to June 30, that Agreement was again amended to expand the work order to also include design services for the plane's Fuselage.

                  As our outsourcing to Aerostructures expands to include services originally planned for performance by other vendors we expect to realize certain economies of scale in the costs of design and production not contemplated in our business plan. We are very pleased that Aerostructures has assumed such a leadership role in the design of the 1080. Under Aerostructures' leadership, guidance and scrutiny we note that the original design of our plane has held up well; thus far, no major deviations have been encountered.

                  We continue to pursue various direct sales initiatives with prospective customers. Our current focus is on the international market, where we believe buyers would be willing to begin committing funds to eventual purchases of our planes earlier than their domestic counterparts.

                  During the next 12 months, our primary goals are to successfully display the mockup of our plane at the NBAA trade show, to conclude design and construction of our pre-prototype aircraft, and to make significant headway in the FAA certification process. Considering our planned use of funds as described in form SB-2, and giving effect to financial activity since then, and assuming continued sales of our common stock to the public and to Swartz at $4 per share (1,666,380 shares remaining for sale to the general public; 7,000,000 shares available for sale to Swartz), our planned expenditures during the next 12 months are as follows (numbers rounded):

                   Prototype aircraft development                $ 6,200,000

                   FF-1080-200 certification program              20,123,000

                   Sales and marketing expense                     1,400,000

                   General and administrative expense              4,500,000

                   Working capital                                 2,442,000
                                                                   ---------

                       Total planned expenditures                $34,665,000
                                                                 ===========


                  If funding does not occur as expected or if costs are greater than anticipated, we may consider a private debt or equity financing. In the event of a shortfall in funding, we will trim back and/or modify our expenditures as necessary. Our cash commitments are minimal, allowing us great flexibility in reacting to funding shortfalls. Cash commitments consist of the following (numbers rounded):

                              Office rent               $52,000 per year through
                                                           December 31, 2003

                              Plane rent                $36,000 per year through
                                                           October 31, 2004

                  Our agreement with Aerostructures is cancelable without cause. Our non-executive employees are hired at will. Our employment contracts with Company executives provide that salaries are paid on a best efforts basis only (until such time as major financing is achieved, defined generally as debt or equity funding of $20 million). Pursuant to those employment agreements, officer salaries were increased on May 14, 2001 commensurate with the Company becoming a reporting company under the Exchange Act of 1934. Annual salary amounts before and after the increase were as follows:

                                                        Previous
                                                         Annual        Salary as
                                                         Salary         Adjusted
                                                         ------         --------
                   President and Chief Executive
                      Officer                           $200,000        $250,000
                   Vice President, Marketing            $125,000        $175,000
                   Vice President, Operations           $100,000        $125,000

                  The increases in salary are not being currently paid; payment is rather being deferred to an as yet undetermined future date.

                  Should funding fall to only 75% of that described above our plan would be to slow the prototype development (delayed expenditures of $2 million), slow the certification program (delayed expenditures of $6 million) and reduce our working capital reserve by $666,250. Should funding fall to 50% or less of the amounts described above we would put the prototype and certification program on hold, and devote our monies and energies instead to sales and marketing efforts to generate purchase commitments which we would then attempt to leverage in order to obtain additional financing.

         Results of Operations
         ---------------------

         Research and Development

                                                                                                         For the period
            For the quarter ended                          For the two quarters ended                    July 17, 1990)
            ---------------------------                    ---------------------------                   (inception) to
            June 30, 2001           June 30, 2000          June 30, 2001          June 30, 2000          June 30, 2001
            ------------------      ------------------     ------------------     ------------------     -------------
            -                       -                      -                      -                      -
            $593,834                $128,161               $866,036               $487,421               $3,788,483

                  Research and development expenses consist of the continuing design and engineering of the FF-1080-200, including the costs of mockup construction. The more significant components of these expenses are amortization of patent costs, fees to Aerostructures, fees to a Federal Aviation Administration (FAA) consultant, costs related to a plane used for instrument testing and salaries.

                  Research and development expenses increased $465,673, or 363%, over the same quarter a year ago, and $378,615, or 78% over the same six month period a year ago. These increases are consistent with more funds becoming recently available with a successful initial public offering, especially the application of these funds to an ever-expanding relationship with Aerostructures and the hiring of new employees.

         General and Administration

                                                                                                         For the period
            For the quarter ended                          For the two quarters ended                    July 17, 1990)
            ---------------------------                    ---------------------------                   (inception) to
            June 30, 2001           June 30, 2000          June 30, 2001          June 30, 2000          June 30, 2001
            ------------------      ------------------     ------------------     ------------------     -------------
            -                       -                      -                      -                      -
            $247,949                $148,880               $424,496               $279,776               $3,025,245

                  General and administration expenses reflect the basic costs of doing business. Such costs include bad debt expense associated with an allowance for doubtful accounts relative to loans to officers, depreciation expense, dues and subscriptions, business insurance, telephone expense, and salaries of those employees charged with such tasks as reception, office management, investor relations, budgeting and contract negotiations.

                  General and administration expenses increased $99,069, or 67%, over the same quarter a year ago, and $144,720, or 52% over the same six month period a year ago. These increases are consistent with more funds becoming recently available, especially the application of those funds to the hiring of new employees.

         Marketing


                                                                                                         For the period
            For the quarter ended                          For the two quarters ended                    July 17, 1990)
            ---------------------------                    ---------------------------                   (inception) to
            June 30, 2001           June 30, 2000          June 30, 2001          June 30, 2000          June 30, 2001
            ------------------      ------------------     ------------------     ------------------     -------------
            -                       -                      -                      -                      -
            $112,882                $71,509                $272,872               $160,061               $1,773,967


                  Marketing expenses consist of continuing efforts to promote the Company and its business activities with potential customers, suppliers and financing sources. The more significant components of these expenses are travel costs, entertainment costs and salaries.

                  Marketing expenses increased $41,373, or 58%, over the same quarter a year ago, and $112,811, or 70% over the same six month period a year ago. These increases are consistent with more funds becoming recently available, especially the application of those funds to the hiring of new employees.

         Liquidity and Capital Resources
         -------------------------------

                  Our business plan continues to focus on expediting the certification and production of the FF-1080-200 in order to get the aircraft to market by the end of 2003. Subject to adequate financing, we plan to complete the detailed engineering of the FF-1080-200 pre-production prototype aircraft and to construct the prototype aircraft within one year. The FF-1080-200 pre-production prototype is a pre-certification, non-production aircraft that will be built under the regulations for experimental aircraft.

                  During the six months ended June 30, 2001 we have been successful in raising $2,018,894 in equity funding through a combination of private stock sales, public stock sales and the exercise of common stock warrants. We used that money to fund the $1,420,587 cash cost of continuing operations (see discussion of Results of Operations, above), pay for additional offering costs of $290,068, purchase additional property and equipment of $65,016, provide a further advance to our officers of $39,970 and to add $203,253 to our working capital reserve.

                  As noted in the discussion under Future Prospects, above, we still have available 1,666,380 registered shares of stock to sell to the investing public, and another 7,000,000 registered shares of stock to sell to Swartz. We expect to continue to fund operations through a steady sale of such stock to the buying public and to Swartz. Based on current trading value of approximately $4 per share, we believe that these two sources of equity funding could generate $34,665,520 over the next year, an amount sufficient to conclude the development of the pre-production prototype and make significant progress on Phase I of the FAA certification program. See the discussion under Future Prospects for consideration of alternative funding sources/courses of action should we be unable to obtain the funding here contemplated.

                  There can of course be no assurance that these funding events will occur, or that the market value of our stock will remain at levels sufficient to provide the funding levels described above. Nor is there any assurance that we will ever begin manufacturing airplanes on a commercially viable basis. With no revenue stream, a net loss of $948,150 for the three months ended June 30, 2001, a net loss of $1,525,440 for the six months ended June 30, 2001 and a net loss from inception (July 17, 1990) to June 30, 2001 of $8,779,342, as well as continuing negative cash flows from operations, we will be dependent upon some or all of the funding events herein described and/or a sustainable market value of our stock for the foreseeable future, and there is significant risk that we will be unable to continue as a going concern.

         Recent Accounting Pronouncements
         --------------------------------

                  In June 2000 and in June 1999 the FASB issued, respectively, SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES - AN AMENDMENT OF FASB STATEMENT NO. 133, and SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133. The statements amend and defer, respectively, the provisions of SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, and are effective for fiscal years beginning after June 15, 2000.

                  SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective, as amended by SFAS No. 137, for all fiscal quarters beginning after June 15, 2000 and requires application prospectively. The Company does not use derivative instruments either in hedging activities or as investments.

                                    * * * * *

                  Certain parts of the forgoing discussion and analysis may include forward- looking statements. Such statements include expressions as to our intent, belief or current expectations or projections with respect to our future operations, performance or position. Such forward-looking statements are not guarantees of future events and involve risks and uncertainties. Actual events and results, including the results of our operations, could differ materially from those anticipated by such forward-looking statements as a result of various factors, including those set forth in Form SB-2.

         Part II. OTHER INFORMATION

         Item 1.  Legal Proceedings

                  There are no material legal proceedings to which the Company is party or to which the Company is subject or pending and no such proceeding is known by the Company to be contemplated.

         Item 2.  Changes in Securities and Use of Proceeds

                  None.

         Item 3.  Defaults Upon Senior Securities

                  None.

         Item 4.  Submission of Matters to a Vote of Security Holders

                  None.

         Item 5.  Other Information

                  None.

         Item 6.  Exhibits and Reports on Form 8-K.

                  (a)      Exhibits

                           Amendment No. 1 to Technical Services Agreement Between The Aerostructure Corporation and American Utilicraft Corporation

                           Amendment No. 2 to Technical Services Purchase Agreement Between The Aerostructure Corporation and American Utilicraft Corporation

                           Letter Agreement By and Between American Utilicraft Corporation and Intercoastal Financial Services Corporation

                  (b)      Reports on Form 8-K

                           None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


AMERICAN UTILICRAFT CORPORATION
      (Registrant)



Date: August 3, 2001
By:   /s/ John Dupont
     ---------------------
John J. Dupont
President and Chief Executive Officer
 (Principal Executive Officer and
  Principal Financial and Accounting Officer)