Form 10QSB
period 2001-09-30
AMERICAN UTILICRAFT CORP
filed 2001-12-04
CIK 1118190

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                   FORM 10-QSB
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2001   .
                               ------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from        to            .
                                ------   ------------


Commission file number    333-57552   .
                       ---------------

                         American Utilicraft Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                       54-1577735
-------------------------------                ---------------------------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation of Organization)

                              300 Petty Road, N.E.
                          Lawrenceville, Georgia 30043
--------------------------------------------------------------------------------
               (Address of principal executive officers, zip code)

                                  678-376-0898
--------------------------------------------------------------------------------
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

As of September 30, 2001 there were 9,860,983 shares of common stock, par value $.00001 per share, and 1,970,787 shares of preferred stock, par value $.00001 per share, of the registrant outstanding.

This report consists of 25 consecutively numbered pages.


                         AMERICAN UTILICRAFT CORPORATION
                          (A Development Stage Company)
                                   FORM 10-QSB
                                TABLE OF CONTENTS

PART I                 FINANCIAL INFORMATION

         Item 1.       Condensed Financial Statements

                       Balance sheets
                           September 30, 2001 and December 31, 2000 . . . . . . . . . . . . .  2.

                       Statements of operations
                           Fiscal quarter and three fiscal quarters ended
                           September 30, 2001, September 30, 2000 and cumulative
                           to September 30, 2001. . . . . . . . . . . . . . . . . . . . .  3 - 4.

                       Statements of changes in stockholder' equity (deficiency). . . . .  5 - 6.

                       Statements of cash flows
                           Three fiscal quarters ended September 30, 2001,
                           September 30, 2000 and cumulative to September 30,
                           2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7 - 8.

                       Notes to Condensed Financial Statements. . . . . . . . . . . . . . 9 - 14.

         Item 2.       Management's Discussion and Analysis or Plan of Operations. . . . 15 - 23.


PART II                OTHER INFORMATION

         Item 1.       Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . .  24.

         Item 6.       Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . .  24.


SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25.

PART 1.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements


                         AMERICAN UTILICRAFT CORPORATION
                          (A Development Stage Company)

                             CONDENSED BALANCE SHEET
                                   (Unaudited)
                                   -----------


                                     ASSETS
                                                   September 30,   December 31,
                                                        2001            2000
                                                   -------------   -------------

Current assets:
    Cash                                           $     55,030    $     83,701
    Prepaid rent                                         11,688          14,739
    Other assets                                        160,251          13,316
                                                   -------------   -------------

         Total current assets                           226,969         111,756

Prepaid rent, noncurrent                                 20,976          28,842
Deferred offering costs                                       -         702,250
Property and equipment, net                             311,428         258,056
Due from officers, net                                        -               -
Patents, intellectual property
    and designs, net                                  1,011,428       1,137,857
                                                   -------------   -------------

Total assets                                       $  1,570,801    $  2,238,761
                                                   =============   =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses          $    448,277    $    106,567

Due to stockholders                                           -          74,500
Deferred compensation                                   274,576         113,000
                                                   -------------   -------------

         Total liabilities                              722,853         294,067
                                                   -------------   -------------

Stockholders' equity
    Preferred stock, par value $.00001
        per share; 7,500,000 shares authorized;
         1,970,787 shares of Series A preferred
        stock issued and outstanding                         20              20
    Common stock, par value $.00001
        per share; 35,000,000 shares authorized;
         9,860,983 and 8,941,855 shares issued
         and outstanding, respectively                       98              89
    Additional paid in capital                       10,967,551       9,198,487
    Deficit accumulated during
        the development stage                       (10,119,721)     (7,253,902)
                                                   -------------   -------------
         Total stockholders' equity                     847,948       1,944,694
                                                   -------------   -------------

Total liabilities and stockholders' equity         $  1,570,801    $  2,238,761
                                                   =============   =============


                   See notes to Condensed Financial Statements

                         AMERICAN UTILICRAFT CORPORATION
                          (A Development Stage Company)

                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)
                                   -----------


                                                    For the           For the
                                                 quarter ended     quarter ended
                                                 Sept 30, 2001     Sept 30, 2000
                                                 ------------       ------------

Expenses:
    Research and development                     $   607,810        $   201,861
    General and administration                       513,536            169,017
    Marketing                                        225,151             76,016
                                                 ------------       ------------

    (Loss) from operations                        (1,346,497)          (446,894)
                                                 ------------       ------------

Other income and expense:
    Interest income                                    6,971              5,138
    Interest (expense)                                  (853)           (28,540)
                                                 ------------       ------------

    Total other income (expense)                       6,118            (23,402)
                                                 ------------       ------------

Net (loss)                                       $(1,340,379)       $  (470,296)
                                                 ============       ============


Basic (loss) per common share                    $     (0.14)       $     (0.05)
                                                 ============       ============

Basic weighted average number
    of common shares outstanding                   9,787,381          9,912,641
                                                 ============       ============


                   See notes to Condensed Financial Statements

                         AMERICAN UTILICRAFT CORPORATION
                          (A Development Stage Company)

                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)
                                   -----------


                                                                  For the period
                                   For the three For the three July 17, 1990 quarters ended quarters ended (inception) to Sept 30, 2001 Sept 30, 2000 Sept 30, 2001
                                   -------------   -------------   -------------

Expenses:
    Research and development       $  1,473,846    $    689,282    $  4,396,294
    General and administration          937,693         448,793       3,538,299
    Marketing                           498,022         236,077       1,999,117
                                   -------------   -------------   -------------

    (Loss) from operations           (2,909,561)     (1,374,152)     (9,933,710)
                                   -------------   -------------   -------------

Other income and expense:
    Interest income                      19,605          15,413          85,973
    Interest (expense)                   (1,193)        (64,680)       (655,504)
                                   -------------   -------------   -------------

    Total other income (expense)         18,412         (49,267)       (569,531)
                                   -------------   -------------   -------------

(Loss) before extraordinary item     (2,891,149)     (1,423,419)    (10,503,241)
Extraordinary item: gain on
    extinguishment of debt
    (no income tax effect)               25,330               -         383,519
                                   -------------   -------------   -------------

Net (loss)                         $ (2,865,819)   $ (1,423,419)   $(10,119,721)
                                   =============   =============   =============


Basic (loss) per common share
    before extraordinary item      $      (0.29)   $      (0.15)


Extraordinary item: gain on
    extinguishment of debt                    -               -
                                   -------------   -------------

Basic (loss) per common share      $      (0.29)   $      (0.15)
                                   =============   =============

Basic weighted average number
    of common shares outstanding      9,789,048       9,807,102
                                   =============   =============


                   See notes to Condensed Financial Statements


                                                            AMERICAN UTILICRAFT CORPORATION
                                                             (A Development Stage Company)

                                          CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICENCY)
                                                                      (Unaudited)
                                                                      -----------


                       Preferred Stock            Common Stock
                   ---------------------------------------------------
                                                                                                         Deficit
                                                                                                       Accumulated
                    Issued and    $.00001     Issued and    $.00001     Additional        Stock        During the
                    Outstanding     Par       Outstanding     Par        Paid in       Subscription    Development
                       Shares      Value        Shares       Value       Capital        Receivable        Stage           Total
                   =================================================================================================================
Issuance of                  -         -       2,566,596    $    26    $          -    $          -    $          -    $         26
founders stock

Sale of common
stock                        -         -       4,157,709         41       3,280,092        (307,000)              -       2,973,133

Issuance of common
stock for loan
interest                     -         -       2,194,034         22         509,308               -               -         509,330

Issuance of common
stock for airplane
lease                        -         -         103,512          1         152,048               -               -         152,049

Collection of
stock subscription
receivable                   -         -               -          -               -           7,000               -           7,000

Net Loss                     -         -               -          -               -               -      (5,642,755)     (5,642,755)
                    ----------------------------------------------------------------------------------------------------------------

  Balance
December 31,
   1999                      -         -       9,021,851    $    90    $  3,941,448    $   (300,000)   $ (5,642,755)   $ (2,001,217)

Sales of common
stock                        -         -       1,890,791         19       1,731,236               -               -       1,731,255

Issuance of common
stock for loan
interest                     -         -               -          -          64,680               -               -          64,680

Issuance of stock
warrants                     -         -               -          -       3,461,123               -               -       3,461,123

Collection of
stock subscription
receivable                   -         -               -          -               -         300,000               -         300,000

Conversion of
common stock to
preferred stock      1,970,787        20      (1,970,787)       (20)              -               -               -               -


     Net Loss                -         -               -          -               -               -      (1,611,147)     (1,611,147)
                    ----------------------------------------------------------------------------------------------------------------


                                                                         - Continued -
                                                     See notes to Condensed Financial Statements

   Balance
December 31,
     2000            1,970,787    $   20       8,941,855    $    89    $  9,198,487         $     -    $ (7,253,902)   $  1,944,694

Issuance of stock
     warrants                -         -               -          -         149,170               -               -         149,170

Sales of common
     stock                   -         -         791,628          9       2,507,085               -               -       2,507,094

Issuance of common
stock for services           -         -          17,500          -          45,200               -               -          45,200

Warrants Exercised           -         -         110,000          -         110,000               -               -         110,000


Offering costs               -         -               -          -      (1,042,391)              -               -      (1,042,391)


     Net Loss                -         -               -          -               -               -      (2,865,819)     (2,865,819)
                    ----------------------------------------------------------------------------------------------------------------
   Balance
September 30,
    2001             1,970,787    $   20       9,860,983    $    98    $ 10,967,551    $          -    $(10,119,721)   $    847,948
                    ================================================================================================================



                                                 See notes to Condensed Financial Statements

                                                                     6.


                         AMERICAN UTILICRAFT CORPORATION
                          (A Development Stage Company)

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                For the period
                                                For the three   For the three   July 17, 1990
                                                quarters ended  quarters ended  (inception) to
                                                Sept 30, 2001   Sept 30, 2000   Sept 30, 2001
                                                -------------   -------------   -------------
Cash flows from operating activities:
     Net (loss)                                 $ (2,865,819)   $ (1,423,419)   $(10,119,721)

     Adjustments to reconcile net loss to
       net cash used in operating activities:

        (Gain) on extinguishment of debt             (25,330)              -        (383,519)
        Common stock issued for loan interest              -               -         574,010
        Common stock warrants issued for
          loan interest                                    -               -          80,000
        Common stock issued for rent expense               -               -         152,049
        Common stock & warrants issued for
           services                                  145,200               -       1,266,012
        Depreciation and amortization                185,587          52,557         381,638
        Loss on disposal of assets                         -               -          29,878
        Bad debt provision, loans to
           officers                                   63,696          53,914         363,889

    Changes in assets and liabilities:
        Decrease (increase) in prepaid rent           10,917           7,874         (32,664)
        (Increase) in other assets                  (146,935)              -        (160,251)
        (Decrease) increase in accounts
           payable & accrued expenses                341,711        (169,347)        448,277
        Increase in deferred compensation            161,576          83,787         274,576
                                                -------------   -------------   -------------

Net cash used in operating activities           $ (2,129,397)   $ (1,394,634)   $ (7,125,826)
                                                -------------   -------------   -------------

Cash flows from investing activities:
    Purchases of property and equipment             (112,530)        (92,801)       (554,373)
    Loans to officers                                (63,696)        (53,914)       (363,889)
                                                -------------   -------------   -------------

Net cash used in investing activities           $   (176,226)   $   (146,715)   $   (918,262)
                                                -------------   -------------   -------------

Cash flows from financing activities:
    Proceeds from issuance of capital
        stock, net of offering costs               2,166,952       1,368,403       6,604,118
    Proceeds from issuance of common
        stock warrants                                     -               -       1,003,500
    Loans from stockholders                                -               -          74,500
    Stock warrants exercised                         110,000               -         110,000
    Proceeds from stock subscriptions                      -         300,000         307,000
                                                -------------   -------------   -------------

Net cash provided by financing activities       $  2,276,952    $  1,668,403    $  8,099,118
                                                -------------   -------------   -------------


                                   -Continued-

                   See notes to Condensed Financial Statements


                         AMERICAN UTILICRAFT CORPORATION
                          (A Development Stage Company)

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                    For the period
                                                    For the three   For the three   July 17, 1990
                                                    quarters ended  quarters ended  (inception) to
                                                    Sept 30, 2001   Sept 30, 2000   Sept 30, 2001
                                                    -----------     -----------     -----------
Net (decrease) increase in cash                        (28,671)        127,054          55,030

Cash, beginning of the period                           83,701          89,123               -
                                                    -----------     -----------     -----------

Cash, end of the period                             $   55,030      $  216,177      $   55,030
                                                    ===========     ===========     ===========



Supplemental disclosures of noncash transactions:


Common stock warrants issued for costs
    associated with proposed public
    offering                                        $        -      $        -      $  435,000

Common stock warrants issued for patents,
    intellectual property and designs               $        -      $        -      $1,180,000

Conversion of common stock to
    preferred stock                                 $        -      $        -      $1,970,787

Common stock warrants issued as settlement
    of compensation payable                         $        -      $        -      $   50,000

Common stock warrants issued for due to
    stockholder                                     $   49,170      $        -      $   49,170


                   See notes to Condensed Financial Statements

                         AMERICAN UTILICRAFT CORPORATION
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


1.       Basis of Presentation


         The accompanying interim condensed financial statements of American Utilicraft Corporation (the Company) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the condensed financial statements and related footnotes included in the Company's Form SB-2/A.

         In the opinion of management, the condensed financial statements reflect all adjustments considered necessary for a fair presentation and all such adjustments are of a normal and recurring nature. The results of operations as presented in this report are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2001.

2.       Summary of significant accounting policies


         Use of estimates
         ----------------

         The preparation of condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Net loss per share
         ------------------

         Net loss per share is based on the weighted average number of shares of common stock outstanding during each period. There is no difference between basic and diluted loss per share due to the Company's losses.

                         AMERICAN UTILICRAFT CORPORATION
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


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

4.       Going concern

         The condensed financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying condensed financial statements, the Company incurred net losses of $2,865,819 and $1,423,419 during the nine months ended September 30, 2001 and September 30, 2000, respectively, and has incurred losses since formation, resulting in an accumulated deficit of $10,119,721 as of September 30, 2001. For the nine months ended September 30, 2001 and September 30, 2000, respectively, the Company also generated negative cash flow from operations of $2,129,397 and $1,394,634. Such losses and negative cash flow have resulted primarily from significant costs associated with the development of the Company's products and marketing of these products. The Company expects to incur additional operating losses and negative cash flow in the future unless and until it is able to generate operating revenues sufficient to support expenditures. There is no assurance that sales of the Company's products will ever generate sufficient revenues to fund its continuing operations, that the Company will generate positive cash flow from operations or that the Company will attain and thereafter sustain profitability in any future period.

                         AMERICAN UTILICRAFT CORPORATION
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


         Management anticipates the Company's cash requirements for the next twelve months may be satisfied from the proceeds of sales of the Company's common stock. The Company anticipates its future cash requirements may be satisfied by product sales, the sales of additional equity securities, debt financing and/or the sale or licensing of certain of the Company's technologies. However, the Company does not have any binding commitment with regard to additional funds, and there can be no assurance that any funds required would be generated from operations or from the aforementioned sources. The lack of additional capital could force the Company to substantially curtail or cease operations and would therefore have a material adverse effect on the Company's business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on existing shareholders of the Company. The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

5.       Stockholders' Equity

         On January 26, 2001 the Company issued 10,000 shares of its common stock to an individual in exchange for marketing services. The stock sale has been valued at $2.02 per share, or $20,200, based on recent stock sales to outside parties.

         On March 9, 2001 the Company sold through private placement, 329,707 shares at $2.00 per share for proceeds of $659,414.

         On May 14, 2001 the Company's registration statement with the SEC for the sale of up to 10,829,707 shares of the Company's common stock in an initial public offering was declared effective. Of the 10,829,707 shares, 2,000,000 are being offered for sale by the Company, 329,707 shares are being offered for sale by 13 stockholders who purchased stock pursuant to the private placement described above, 1,000,000 shares are being offered by another stockholder and up to 7,500,000 shares may later be offered by Swartz, preconditioned upon their owning as many shares through Company puts and/or through their exercise of a certain commitment warrant. The Company will receive proceeds from the sale of the 2,000,000 shares of stock; the Company will also receive proceeds from the sale of up to 7,000,000 shares of stock to Swartz; the Company will also receive proceeds from Swartz upon Swartz's exercise of a warrant to purchase up to 500,000 shares of stock. Subsequent to May 14, 2001, through September 30, 2001, 461,920 of the 2,000,000 shares of common stock have been sold by the Company for an aggregate of $1,847,680 pursuant to this offering.

                         AMERICAN UTILICRAFT CORPORATION
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


         On August 17, 2001 the Company entered into an agreement with an individual, for marketing services to future investors. Upon the signing of the agreement, 7,500 shares of stock were issued, as compensation for such services. The Company recorded a $25,000 expense to business development expense, valuing the shares at $4.00 per share, the approximate fair market value at the time the agreement was signed.

         Concurrent with the SEC's approval of the Company's registration, related offering costs of $1,042,391 (including $702,250 of deferred offering costs as of December 31, 2000, of which $435,000 was a noncash issuance of a stock warrant to Swartz) have been recognized as a reduction of stockholders' equity.

6.       Stock Warrants

         During the nine month period ended September 30, 2001, a warrant for 74,500 shares of common stock was issued on January 15 in settlement of amounts otherwise due pursuant to a certain memorandum of understanding. The warrant provides the right for the holder to purchase 74,500 shares of the Company's common stock at an exercise price of $3 per share. The exercise price may be later adjusted pursuant to an antidilution clause. The holder's right to exercise the warrant vests as to half of the warrant shares after one year, with vesting in the remaining shares occurring after two years. The warrant shall expire after three years. In the event that the warrant is partially or wholly exercised, the holder agrees to restrict his sales of common stock thus received to 15% or less of otherwise trading volume in any 90 day period, with trading volume measured as average weekly trading volume during the four weeks immediately prior to such sales.

         A $25,330 gain on extinguishment of debt has been recorded for the difference between the fair value of the warrant, $49,170 at $.66 per warranted share, and the value of $74,500 otherwise due to the stockholder.

                         AMERICAN UTILICRAFT CORPORATION
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


         On April 4, 2001 the Company entered into an agreement with a securities broker by which the broker will work to secure up to 10 market makers for the Company's common stock. To the extent that such market makers are secured, the Company agrees to provide warrants for 10,000 shares of the Company's common stock for each such market maker thus secured. The warrants will provide an exercise price of $5 per share, a two-year term and shall vest immediately. As of September 30, 2001 no such warrants had been issued.

         On July 9, 2001 the Company entered into a settlement agreement with an investor for prior period Memorandums of Understanding (MOU's) to the Company. The Company issued warrants to purchase 10,000 shares of common stock at $3 per share that expire on September 30, 2003.

         On July 13, 2001 a warrant to purchase 178,187 shares of common stock was issued to Swartz pursuant to certain nondilution terms of the Investment Agreement with Swartz. That warrant vests immediately, bears an exercise price of $1 per share and have an expiration date of July 13, 2006.

         On August 9, 2001 the Company entered into an agreement for consulting services for a research profile and additional marketing services. As part of this agreement, the Company issued fully vested warrants for 30,000 shares of common stock. The warrants provide an exercise price of $4.15 and expire August 28, 2011. The Company has recorded a $100,000 expense to general and administration expense, calculated by the Black-Scholes method of valuation.

         On August 28, 2001 the Company issued warrants to purchase 128,300 shares of common stock at $2 to certain investors, in exchange for additional investments. The warrants expire on August 28, 2004.

         Also during the nine month period ended September 30, 2001, Swartz exercised common stock warrants for 10,000, 15,000, 15,000 and 70,000 shares, respectively, on May 24, June 15, July 18 and August 10 at an exercise price of $1 per share.

                         AMERICAN UTILICRAFT CORPORATION
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


7.       Due from officers


         Since 1993 the Company has, from time to time, advanced funds to its President, such amounts aggregating to $339,207 through September 30, 2001. Interest, imputed at an annual rate of 8%, has been accrued on these lendings, such interest income amounting to $18,269 in 2001.

         The Company also advanced $24,682 to another officer during this same period.

         By agreement between the parties and board resolutions, these amounts will be later repaid out of bonus commissions otherwise due on future aircraft sales. Because there is substantial doubt about the Company's ability to generate such future sales, all amounts due from officers have been fully reserved.

8.       Stock split

         In May 2000 the Company amended its corporate charter to further increase the number of authorized shares of common stock from 20,000 to 24,000,000. The par value was unchanged at $.00001 per share. On May 24, 2000 the Company also effected a 456:1 stock split. The condensed financial statements reflect the stock split for all periods presented. Subsequently, in September 2000, the Company again amended its corporate charter to increase the number of shares from 24,000,000 to 35,000,000, with the par value unchanged.

                         AMERICAN UTILICRAFT CORPORATION
                          (A Development Stage Company)
            Management's Discussion and Analysis or Plan of Operation
                               SEPTEMBER 30, 2001


Item 2.  Management's Discussion and Analysis or Plan of Operation


         Future Prospects
         ----------------

         We continue to be a development stage research and development company, with no final product to sell, no revenue stream, significant operating losses and negative cash flow from operations. Our ability to continue as a going concern is subject to continued sales of stock, the vagaries of the market for our stock and various other factors, some of which are out of our control. There is no assurance that we can continue as a going concern.

         During the nine months ended September 30, 2001, we devoted substantial effort and cost to an initial public offering of the Company's stock. On May 14, the SEC declared our registration statement for the sale of up to 10,829,707 shares of the Company's common stock effective. Of the 10,829,707 shares available, 2,000,000 were available for sale by the Company, 329,707 shares were available for sale by 13 stockholders who purchased stock for $659,414 pursuant to a private placement sale on March 9, 2001, 1,000,000 shares were available for sale by another stockholder and up to 7,500,000 were available for sale by Swartz Private Equity, LLC (Swartz), preconditioned upon Swartz owning as many shares through Company puts and/or through their exercise of a certain commitment warrant. The Company will receive proceeds from the sale of the 2,000,000 shares of stock; the Company will also receive proceeds from the sale of up to 7,000,000 shares to Swartz; the Company will also receive proceeds from Swartz upon Swartz's exercise of a warrant to purchase up to 500,000 shares of stock. Subsequent to May 14, 2001, through September 30, 2001, 461,920 of the 2,000,000 shares of common stock have been sold for an aggregate of $1,847,680 pursuant to this offering and no shares have been sold by Swartz.

         Concurrent with the SEC's approval of our registration statement, related offering costs of $1,042,391 (including $702,250 of deferred offering costs as of December 31, 2000, of which $435,000 was a noncash issuance of a stock warrant to Swartz) have been recognized as a reduction of stockholders' equity.

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

         Also, on April 4, 2001 the Company entered into an agreement with a securities broker by which the broker will work to secure up to 10 market makers for the Company's common stock. To the extent that such market makers are secured, the Company agrees to provide warrants for 10,000 shares of the Company's common stock for each such market maker thus secured. The warrants will provide an exercise price of $5 per share, a two-year life and shall vest immediately. As of September 30, 2001 no such warrants had been issued.

                         AMERICAN UTILICRAFT CORPORATION
                          (A Development Stage Company)
            Management's Discussion and Analysis or Plan of Operation
                               SEPTEMBER 30, 2001


         On May 24, June 15, July 18 and August 10, respectively, the Company received $10,000, $15,000, $15,000 and $70,000 from the exercise of common stock warrants by Swartz for 10,000, 15,000, 15,000 and 70,000 shares of stock. On July 13 a warrant to purchase 178,187 shares of common stock was issued to Swartz pursuant to certain nondilutive terms of the Investment Agreement with Swartz. The warrant vests immediately, bears an exercise price of $1 per share and has an expiration date of July 13, 2006.

         Monies raised by the stock sales and exercises of warrants described above have been used to pay the offering costs noted above and to fund continuing operations. Operationally, the Company remains focused on steady, solid growth.

         That growth has included the hiring of new employees; we currently have 11 full-time employees, including executive staff. The growth has also allowed the continued construction of a mockup of our plane, the FF-1080-200, in preparation for display at industry trade shows and at the Company headquarters.

         We continue to follow standard industry practice in outsourcing to experienced aviation industry companies work related to the design and production of a pre-production prototype aircraft. Our most significant accomplishment in the continued development of the prototype during the nine months ended September 30, 2001 has been a significant expansion in our relationship with The Aerostructures Corporation ("Aerostructures").

         Aerostructures was initially engaged in December 2000 to provide technical design services for the plane's Wing system. On March 23, 2001 that Agreement was amended to expand the work order to also include design services for the Tail system. That Agreement was again amended on July 16, 2001 to expand the work order to also include design services for the plane's Fuselage.

         As our outsourcing to Aerostructures expands to include services originally planned for performance by other vendors we expect to realize certain economies of scale in the costs of design and production not contemplated in our initial business plan. We are very pleased that Aerostructures has assumed such a leadership role in the engineering of the FF-1080. Under Aerostructure's leadership, guidance and scrutiny we note that the original design of our plane has held up well; thus far, no major deviations have been encountered.

                         AMERICAN UTILICRAFT CORPORATION
                          (A Development Stage Company)
            Management's Discussion and Analysis or Plan of Operation
                               SEPTEMBER 30, 2001


         We believe that the recent adverse market conditions caused by the events of September 11th, and the government's current "state of war" against terrorism, have contributed to the Company's inability to maintain higher share price and volume. The Swartz Equity Line is completely dependant upon maintaining a reasonable share price and trading volume, neither of which have occurred, nor are expected to in the near future. The negative effects on the market primarily caused by terrorism and crashes of "dot com" type companies, have virtually made the Company's current equity-line finance program non-effective. We have plans to look to the aerospace industry, particularly, the Company's current manufacturing partners, to participate in a $15 million private placement to build and fly the initial pre-production prototype aircraft. The planned strategy is to have industry related manufacturing partners guarantee between 25% to 30% of the intended private placement, with actual financing coming from institutional investors.

         Since 1999, the Company has attended and exhibited at the Annual National Business Aviation Convention (NBAA). The NBAA is the largest aviation exhibition and convention in the world for business aircraft. This year the Company had planned to present its full-scale mockup of the FF-1080 aircraft. The Company's exhibit was to be the third largest exhibit this year, next to the Boeing and Raytheon exhibits at the convention. The Company expected the results of its international debut of the full-scale mockup aircraft to play a vital role in marketing and sales over the next 12 months, as well as, contributing to the overall exposure of the Company to the public, with anticipated positive effects on the Company's position in the public marketplace.

         The NBAA Convention this year was scheduled for the week of September 17th, and was subsequently cancelled due to the events that took place in U.S. on September 11th. The cancellation of the NBAA has severely affected the Company's current near-term marketing and financing strategies.

                         AMERICAN UTILICRAFT CORPORATION
                          (A Development Stage Company)
            Management's Discussion and Analysis or Plan of Operation
                               SEPTEMBER 30, 2001


         Due to the cancellation of the NBAA show, our primary marketing goal over the next 12 months is to successfully display the mockup of our plane to various potential customers and vendors at the company headquarters.

         The Company has most recently become a qualified registered U.S. Government contractor, for the purpose of submitting proposals to the U.S. Department of Defense. This was in response to a request from the Pentagon for U.S. companies to assist them in their war against terrorism. We are obtaining support on this proposal from the FAA to accelerate certification of a special purpose version of the aircraft to accommodate a quick reaction response to the DoD.

         Considering our planned use of funds as described in Form SB-2/A, and giving effect to financial activity since then, and assuming continued sales of our common stock to the public, private placement activities and to Swartz (1,538,080 shares remaining for sale to the general public; 7,000,000 shares available for sale to Swartz), our planned expenditures during the next 12 months are as follows (numbers rounded):


      Prototype aircraft development                       $ 6,200,000

      FF-1080-200 certification program                     20,123,000

      Sales and marketing expense                            1,400,000

      General and administrative expense                     4,500,000

      Working capital                                        2,442,000
                                                           -----------

          Total planned expenditures                       $34,665,000
                                                           ===========

         If funding does not occur as expected or if costs are greater than anticipated, we may consider a private debt or equity financing. In the event of a shortfall in funding, we will reduce and/or modify our expenditures as necessary. Our cash commitments are minimal, allowing us flexibility in reacting to funding shortfalls.

         Our agreement with Aerostructures is cancelable without cause. Our non-executive employees are hired at will. Our employment contracts with Company executives provide that salaries are paid on a best efforts basis only (until such time as major financing is achieved, defined generally as debt or equity funding of $20 million).

                         AMERICAN UTILICRAFT CORPORATION
                          (A Development Stage Company)
            Management's Discussion and Analysis or Plan of Operation
                               SEPTEMBER 30, 2001


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

         On October 31, the Company was issued US Patent No.6311-106, on its proprietary aircraft engine power management system, the Automatic Flat Rate System (AFRS), and is expected to enhance the overall marketability and operating economics of the aircraft. This is also a valuable addition to the Companies existing two patents.



         Results of Operations
         ---------------------

         Research and Development

                                                                                     For the period
                For the quarter ended             For the three quarters ended       July 17, 1990
                ---------------------             -----------------------------      (inception) tp
            Sept. 30, 2001    Sept. 30, 2000     Sept. 30, 2001   Sept. 30, 2000     Sept. 30, 2001
            --------------    --------------     --------------   --------------     --------------
            $607,810             $201,861           $1,473,846        $689,282         $4,396,294

         Research and development expenses consist of the continuing design and engineering of the FF-1080-200, including the costs of mockup construction. The more significant components of these expenses are amortization of patent costs, fees to Aerostructures, fees to a Federal Aviation Administration (FAA) consultant, costs related to a plane used for instrument testing and salaries.

                         AMERICAN UTILICRAFT CORPORATION
                          (A Development Stage Company)
            Management's Discussion and Analysis or Plan of Operation
                               SEPTEMBER 30, 2001


         Research and development expenses increased $405,949, or 201%, over the same quarter a year ago, and $784,564, or 114% over the same nine-month period a year ago. These increases are consistent with more funds becoming recently available with an initial public offering, especially the application of these funds to an expanding relationship with Aerostructures and the hiring of new employees.

         General and Administration

                                                                                         For the period
                For the quarter ended            For the three quarters ended            July 17, 1990
                ---------------------            -----------------------------           (inception) to
            Sept. 30, 2001   Sept. 30, 2000     Sept. 30, 2001    Sept. 30, 2000         Sept. 30, 2001
            --------------   --------------     --------------    --------------         --------------
            $513,536             $169,017          $937,693          $448,793               $3,538,299

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

         General and administration expenses increased $344,519, or 204%, over the same quarter a year ago, and $488,900, or 109% over the same nine-month period a year ago. These increases are consistent with more funds becoming recently available, especially the application of those funds to the hiring of new employees.


         Marketing

                                                                                     For the period
                For the quarter ended           For the three quarters ended         July 17, 1990
                ---------------------           -----------------------------        (inception) to
            Sept. 30, 2001   Sept. 30, 2000     Sept. 30, 2001   Sept. 30, 2000      Sept. 30, 2001
            --------------   --------------     --------------   --------------      --------------
            $225,151            $ 76,016           $ 498,022        $ 236,077           $1,999,117

         Marketing expenses consist of continuing efforts to promote the Company and its business activities with potential customers, suppliers and financing sources. The more significant components of these expenses are travel costs, non-refundable costs from the cancelled NBAA trade show, entertainment costs and salaries.

                         AMERICAN UTILICRAFT CORPORATION
                          (A Development Stage Company)
            Management's Discussion and Analysis or Plan of Operation
                               SEPTEMBER 30, 2001


         Marketing expenses increased $149,135, or 196%, over the same quarter a year ago, and $261,945, or 111% over the same nine-month period a year ago. These increases are consistent with more funds becoming recently available, especially the application of those funds to the hiring of new employees.

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

         During the nine months ended September 30, 2001 we have been successful in raising $2,276,952 in net equity funding through a combination of private stock sales, public stock sales and the exercise of common stock warrants. We used that money to fund the $2,129,397 cash cost of continuing operations (see discussion of Results of Operations, above), purchase additional property and equipment of $112,530 and provide a further advance to our officers of $63,696.

         As noted in the discussion under Future Prospects, above, we still have available registered shares of stock to sell to investors

         There can of course be no assurance that these funding events will occur, or that the market value of our stock will remain at levels sufficient to provide the funding levels described above, nor is there any assurance that we will ever begin manufacturing airplanes on a commercially viable basis. With no revenue stream, a net loss of $1,340,379 for the three months ended September 30, 2001, a net loss of $2,865,819 for the nine months ended September 30, 2001 and a net loss from inception (July 17, 1990) to September 30, 2001 of $10,119,721, as well as continuing negative cash flows from operations, we will be dependent upon some or all of the funding events herein described and/or a sustainable market value of our stock for the foreseeable future, and there is significant risk that we will be unable to continue as a going concern.

                                    * * * * *

                         AMERICAN UTILICRAFT CORPORATION
                          (A Development Stage Company)
            Management's Discussion and Analysis or Plan of Operation
                               SEPTEMBER 30, 2001


         Certain parts of the forgoing discussion and analysis may include forward-looking statements. Such statements include expressions as to our intent, belief or current expectations or projections with respect to our future operations, performance or position. Such forward-looking statements are not guarantees of future events and involve risks and uncertainties. Actual events and results, including the results of our operations, could differ materially from those anticipated by such forward-looking statements as a result of various factors, including those set forth in Form SB-2/A.

                         AMERICAN UTILICRAFT CORPORATION
                          (A Development Stage Company)
                                OTHER INFORMATION
                               SEPTEMBER 30, 2001



Part II. OTHER INFORMATION

Item 1. Legal Proceedings

         There are no material legal proceedings to which the Company is party or to which the Company is subject or pending and no such proceeding is known by the Company to be contemplated.

Item 6. Exhibits and Reports on Form 8-K.


         (a) Exhibits

             None.

         (b) Reports on Form 8-K

             None.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


AMERICAN UTILICRAFT CORPORATION                      (Registrant)



Date: November 30, 2001                              By: /s/ John Dupont
                                                        ---------------------
John J. Dupont
President and Chief Executive Officer
 (Principal Executive Officer and
  Principal Financial and Accounting Officer)