Form 10KSB
period 2001-12-31
AMERICAN UTILICRAFT CORP
filed 2004-04-30
CIK 1118190

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                        Annual Report Pursuant to Section
                  15(d) of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 2001

                        COMMISSION FILE NUMBER 333-57552

                         AMERICAN UTILICRAFT CORPORATION

             (Exact name of Registrant as specified in its charter)

            Delaware                                            54-1577735
-------------------------------                            ---------------------
(State or other jurisdiction of                               I.R.S. Employer
 Incorporation or organization)                            Identification Number

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

Indicate by check mark whether the registrant (1) has filed all reports required to be files by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

As of December 31, 2001 there were 9,990,961 shares of common stock, par value $.00001 per share, and 1,970,787 shares of preferred stock, par value $.00001 per share, of the registrant outstanding.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                   COMMON STOCK (PAR VALUE $.00001 PER SHARE)
             PREFERRED SERIES-A STOCK (PAR VALUE $.00001 PER SHARE)
             ------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [ ] No [X]

                                     PART I

ITEM 1. BUSINESS

THE COMPANY
American Utilicraft Corporation, located in the Atlanta-Metropolitan area on Gwinnett County airport, was incorporated in the State of Delaware in August of 1990. American Utilicraft was formed to conceive and implement solutions to the problem of declining capacity in the short haul (or feeder) route segments of the air cargo hub and spoke system.

The result of the Company's research and development is a complete system for transporting air freight, centered around a new air vehicle specifically designed for medium range route segments, the FF-1080 Freight Feeder aircraft. The FF-1080 is capable of economically carrying standard industry air containers on short-to-medium range/medium density routes from airports with runways as short as 3,000 feet.

American Utilicraft holds three (3) U.S. patents. One patent is on the design of the aircraft. Another is a Method Patent that incorporates the design in an integrated air cargo information system for the freight feed market, the Express Turn-Around (ETA) electronic freight tracking system. Additionally, on October 30, 2001, American Utilicraft received a patent for the Company's Automated Flat Rate System (AFRS). The AFRS system computes the most economical performance curve for each route segment based on the change in aircraft gross weight on the segment. The AFRS system reduces pilot work-load and assures that the FF-1080 is operated with the highest fuel efficiency.

In 1999, the Company concluded initial agreements with a number of experienced companies that provide aviation products and services needed to produce the FF-1080. All of the agreements are Risk Sharing agreements that provide products and/or services at no cost or at the manufacturer's lowest direct costs for both the Pre-Production prototype aircraft and the Conformity Aircraft. The willingness of these companies to share the risk to bring the FF-1080 to market, indicates their belief in the potential of the aircraft and their desire to participate in the program. The understandings reached with these companies have enhanced the technical capability and operational value of the FF-1080, as well as assured the success of the development and production program.

The Company filed an SB-2 registration with the SEC that was accepted on May 11, 2001. The approved equity-line/pipe-line financing arrangement in that filing has been greatly affected by the repercussions of the events of September 11, 2001. There is insufficient information available to determine when or if the conditions of the marketplace will allow the Company to access funds from the equity-line.


THE PRODUCT
The FF-1080 is capable of economically carrying standard industry air containers on short-to-medium range/medium-density routes from feeder airports with runways as short as 3,000 feet, opening up thousands of additional airports in this growing market.

American Utilicraft has also developed an integrated air cargo electronic information system for the freight feed market, the Express Turn-Around (ETA) electronic freight tracking system. Additionally, American Utilicraft developed the Automated Flat Rate System (AFRS). The AFRS system computes the most economical performance curve for each route segment based on the change in aircraft gross weight on the segment. The AFRS system reduces pilot work-load and assures that the FF-1080 is operated with the highest fuel efficiency, saving the fleet operator millions of dollars on an annual basis.

The primary market niche for which the FF-1080 twin-engine turboprop aircraft is targeted is the growing distribution requirement for more shipments with in-transit visibility and containerization delivered as close as possible to its end destination. This market niche includes the freight feed operations of the overnight/two day express airlines, the airline freight feeder market, the world postal services, manufacturing just-in-time inventory and fulfillment, the combination passenger/cargo airlines, and the international airlines. Specifically, the initial client base that we are targeting consists of the major dedicated freight companies, such as Federal Express, United Parcel Service and DHL, as well as the major U.S. passenger airlines, such as American Airlines, Continental Airlines, Delta Airlines, Northwest Airlines, SouthWest Airlines, United Airlines and US Air, seeking to expand their freight services. A secondary target is major international passenger airlines seeking to expand freight operations. The cargo that we will carry will be standard industry air containers containing a variety of packages including commercial shipments from e-commerce retailers and manufacturers directly to customers.

The Company believes that the high speed, high frequency, and high volume required by developing distribution system needs will be best accomplished by using the FF-1080 aircraft. The FF-1080 is an all-cargo aircraft that is designed specifically for hub-and-spoke cargo operations. We believe that the FF-1080 will contribute to the development of regional hub-and-spoke cargo operations in the same way that passenger turboprop aircraft were used to build the passenger hub-and-spoke systems. The FF-1080 will be able to fly to smaller cities and airports that are located closer to origin/destination points. The FF-1080 is designed to have lower acquisition and operating costs than older generation turboprop aircraft, such as the DeHavilland Dash 8, Aerospatiale ATR 42 and 72, the Saab 340, the Embraer EM 120 and the Dornier 328, while still providing the speed needed to create high-performance, fast-delivery shipping. Our goal is to provide airlines the critical flexibility needed to move air cargo to more cities, more frequently, in manageable and track-able containerized units.

Competition
-----------
The companies that build small and intermediate-sized aircraft, such as Spain's CASA, Canada's DeHavilland, Sweden's Saab, Germany's Dornier, and the U.S.'s Beechcraft and Cessna pose no competitive threat to the FF-1080. Aerospace (France) and British Aerospace, which build larger jet aircraft, also manufacture intermediate-sized passenger aircraft that are often converted for freight, but are too large to pose a threat to our targeted market segment.

Light Aircraft Under 20,000 Pounds
----------------------------------
Aircraft in this category, such as the Cessna Caravan 208 and the Dornier 228, are small and cannot accommodate the air cargo industry standard containers. These planes are more suitable for the non-containerized, overnight small package services in low volume markets. Federal Express has developed a fleet of more than 250 Cessna 208 aircraft since the early 1980s. The other overnight express operators also fly small fleets of the Cessna 208s, but the majority of the aircraft used by these operators are older corporate executive or passenger commuter aircraft converted into makeshift freighters. This class of aircraft does not provide enough capacity per departure to meet increasing shipping demand.

Intermediate Aircraft
---------------------
Intermediate-sized aircraft such as the DeHavilland Dash 8, Aerospatiale ATR42 and 72, Saab 340, Embraer EM120, Dornier 328 and CASA 235 were specifically designed to haul passengers at high speeds to the major hub airports. Therefore, their designs cannot be modified to accommodate the features needed in a pure freighter aircraft, such as a larger forward side cargo door, high point-load capable floors, cargo net attachments, and a container roller system, and, as a result, they pose no competitive threat to our market segment. The new aircraft in this category, the CASA 235, was designed for dual passenger and cargo use. Although the CASA 235 has a rear ramp door, its heavy aircraft empty weight and slow cruise speed causes a range/payload deficiency in both freight and passenger operations. There is no cost-effective means to convert any of these existing aircraft into cargo airplanes which is why FAA-compliant cargo modification procedures for these planes have not been developed. In addition, all of these aircraft are unable to operate from airfields with runways of 3,000 feet or less because they were designed for high-speed takeoffs from long runways. For these reasons, current owners of fleets of these aircraft are presently exploring placing them in Third-World and developing nations as passenger aircraft and parts (scavenged) aircraft in order to gain some revenue from their use.

Heavy/Large Aircraft
--------------------
Several freight carriers are using Boeing 727s, 737s, and McDonnell Douglas DC9s for feeder operations. These aircraft can carry containers, but they are unnecessarily sophisticated, too large and too costly to operate in a hub feeder role. These aircraft cannot be used to serve small feeder airports because of landing/takeoff requirements. They are also not economical to operate on the typical feeder stage length of 250 to 500 miles.

Used, Out-of-Production Aircraft
--------------------------------
The backbone of the utility/freight feeder fleet to date has been a group of small piston and light turboprop aircraft. In the mid-1990s, product liability litigation and passenger feeder market demand for much larger turboprop aircraft resulted in the halt of production of most of the popular aircraft used for air cargo operations. The out-of-production aircraft most commonly used are the smaller Piper Cherokee Six, Piper Aztec, Piper Navajo, Cessna 400 series, the DeHavilland Dash 6 Twin Otter, the Beech 99, and Beech Baron. Larger aircraft in this category are the Convair 580, Convair 660, the Fairchild F27, Shorts 330, Shorts 360, CASA 212, and the DeHavilland Dash 7.

With every passing year, fewer of these aircraft are available for the utility market due to the increasing fleet age and the difficulty of getting parts and other product support. Even when spare parts are available, the older designs of these aircraft make them unattractive freight haulers. They are heavy, fuel-intensive, and prone to breakdowns, grounding planes and stranding cargo. These pose little real threat to the FF-1080 purely from an economic standpoint, because they are too small and too expensive to operate with modern freight handling systems.

New Entrants
------------
There are currently no other companies with programs competing in this niche market. We will continue to monitor the situation and we are ready to pursue this matter to the fullest extent should circumstances so warrant. We have found no evidence of new entrants in the airfreight feeder market, and dialogue with our potential suppliers and industrial partners confirm this observation. The potential market size can, however, support more than one or two producers of this type of aircraft in the future in a similar way that passenger aircraft demand supports two primary aircraft manufacturers, Boeing and Airbus.

Design, development, and production of other new designs will likely take several years during which we should retain a first-mover advantage within the freight feeder market. Our patent protection for our aircraft design, the ETA system, and the AFRS system will also help the FF-1080 retain a leading market position.

INTELLECTUAL PROPERTY
Our performance and ability to compete depend to a significant degree on our proprietary knowledge. In 1992, the U.S. Patent and Trademark Office ("PTO") issued a method patent, which was assigned to us, for the method of transporting cargo using freight feeder aircraft with an automated freight management system. In 1993, PTO issued a design patent, which was assigned to us, for the FF-1080 aircraft, which expires in 2007. We filed for an additional patent in 2000 for the Automatic Flat Rate Setting System for Freight Feeder Aircraft which was granted on October 30, 2001. We have nondisclosure agreements with all of our employees.

GOVERNMENTAL REGULATIONS
We are subject to regulations promulgated by the FAA with respect to safety requirements for and certification of aircraft. The FF-1080 prototype is a pre-certified, non-production aircraft that will be built under the regulations for experimental aircraft. The FF-1080 is a simple twin-engine, standard configuration, aluminum airframe that requires a low-risk, low-tech FAA certification process. We believe that there are no systems on the aircraft (such as hydraulic, retractable landing gear, assisted/boosted flight controls, cargo cabin pressurization, emergency ejection egress, crash-worthy/fire retardant passenger seats and passenger environmental control systems) that could cause scheduling and approval difficulties with the FAA during the flight test and static-test programs.

We are also subject to governmental regulations applicable to public companies.

FAA TYPE CERTIFICATE
Type certification is the process that conforms the FF-1080 engineering and flight characteristics to FAA requirements. The type certification process legally enables a U.S. manufacturer to mass-produce its aircraft "type," insuring that each delivered FF-1080 meets identical safety and performance requirements. The regulations governing an FAA Type Certificate for the FF-1080 are contained in Federal Aviation Rules (FAR) Part 25. The FARs require the manufacturer to provide drawings and engineering data for every component of the aircraft. The engineering data must show precisely what stresses will be imposed on the component during its operational life. Its capabilities must exceed these stresses by a minimum of 50 percent. The FF-1080 is designed with even greater margins of safety and uses as many proven industry-standard and "off-the-shelf" items as possible for safety, ease of certification and ease of maintenance. The quality of each component must also be shown to be repeatable during the manufacturing process, and when AUC buys a part from another manufacturer, the part must also be certified by AUC, or under a specific "Technical Standard Order (TSO)" by the FAA.

We plan to execute FAA Part 25 Certification in two phases. Phase I will include the development of the certification plan, filing of the certification application, certification of the detailed production engineering, construction of the static test articles and the conformity aircraft subassemblies, and initial flight tests using the prototype aircraft. Phase II will include final assembly of the conformity aircraft, initiation of limited production of the aircraft, certification flight-testing and receipt of final Part 25 Aircraft Type Certification.

We plan to begin the FAA Certification program upon completion of the detailed engineering of the pre-production prototype aircraft, approximately six months from the capitalization of the FF-1080 program.

CHANGES IN THE MARKETPLACE
The recent events in our nation have affected the capital markets as well as the aviation industry. As such, the two major requirements for the program (funding and orders) have been jeopardized. The Company is confident of the eventual recovery in the capital markets and in the aviation industry.

The Company's business plan has been centered upon the development and FAA certification of its FF-1080 for commercial use. The commercial aircraft market, with its requirement for certification and other high capital outlays, has necessitated that AUC rely upon substantial external funding. Successfully constructing, assembling and flying the pre-production (uncertified) FF-1080 aircraft is necessary before the Company can begin to obtain a revenue flow from any commercial sales and possibly even obtain those orders.

The Company has been successful in arranging such funding until impacted by the fall in the stock market for technology products in 2000 and 2001. This was greatly exacerbated by the recent terrorist action, creating conditions that make it extremely difficult to rely on our existing financing arrangement or outside investment at the levels required.

To continue forward with the program in the current climate, the Company is currently researching a strategy of acquiring an operating company for the purposes of increasing company value and of obtaining the ability to finance the program through more conventional banking methods. There are no guarantees at this time that the Company will find a suitable acquisition or that the acquisition of an operating company will secure enough financing for the FF-1080 program.

THE MARKET
The air express cargo market has evolved into a highly competitive industry. Six major dedicated freight companies (Federal Express, United Parcel Service, Emery Worldwide, Airborne Express, DHL, and TNT) dominate the industry and are building their systems into global freight networks. One of the primary targets for use of the FF-1080 aircraft are these express freight carriers.

The passenger airlines also compete for a share of the airfreight market. Some U.S. passenger airlines, which lost once-large shares of the freight market by concentrating on passenger operations, are now planning to step-up freight operations and regain lost market share. We are targeting the FF-1080 to the top tier of the U.S. passenger airlines as a primary market (i.e., American Airlines, Continental Airlines, Delta Airlines, Northwest Airlines, United Airlines and SouthWest Airlines). We believe that the passenger airlines will eventually purchase FF-1080s because of the expanding market opportunities for same-day, overnight, and international cargo services, and to keep their operations viable by removing freight from the scheduled passenger airlines and place such freight in an even more cost-effective transport system. The FF-1080 is an appropriately sized freight feeder aircraft for both the hub feeder role and the stand-alone regional express service.

The past decade's explosive growth in production facilities in the Far East market is set only to increase over the next decade. The infrastructure in the Far East does not allow for the same inefficient trucking practices as in already developed Western markets. The Far East market favors the FF-1080 and the type of operations that it lends itself to, including the efficient and trackable movement of containerized cargo, short take-of and landing capability, and the potential use of more rugged landing fields in more isolated areas.

The international passenger airlines are considered to be a secondary target market for the FF-1080. This group of airlines is comprised of carriers from around the world that provide inter-continental and inter-national air services. For example, in addition to dedicated freight carriers, passenger carriers, such as Lufthansa, Japan Airlines and British Airways, move international express freight. The international airlines that are likely candidates for FF-1080 sales include British Airways, Lufthansa, Japan Airlines, Air France, All Nippon Airways, Alitalia and KLM Royal Dutch Airlines.

The Company's sales and marketing efforts primarily consist of direct sales initiatives with prospective airline customers. The direct sales efforts entails the preparation of aircraft route and market analysis, and aircraft cost and benefit analysis, in conjunction with customer airline planning teams. As customer sales initiatives approach the decision-making stage, the sales effort focus on the development of sales contractual agreements and aircraft financing support. Secondarily, the marketing and sales effort will consist of participation in air cargo industry trade shows which will include the National Business Aircraft Association (NBAA) Annual Conference, the Regional Airline Association Annual Meeting, the National Defense Industry Association (NDIA) symposia, and other U.S. and international trade shows. These presentations will include a display of the full-scale mockup of the FF-1080 and video and graphic presentations of the key features and operating economics of the FF-1080. Upon completion of the preproduction prototype, trade show presentations and customer sales efforts will also include flight demonstrations of the FF-1080 and the aircraft's systems. Finally, the marketing effort will be supported by advertising and promotional campaigns appearing in premier worldwide airline industry trade publications. These efforts will emphasize the benefits and features of the FF-1080 to air shippers and airline operators.

The FF-1080 is particularly well suited performing a great many military and governmental support missions far more effectively, and at lower relative cost than any other air or ground vehicle. The Company is a member of the NDIA (National Defense Industry Association). In November the Company received Certified Government Contractor status and submitted a proposal in response to the Pentagons' request for U.S. companies to submit proposals to combat the threat of terrorism in the U.S. While the Company has long standing relationships with Government agencies who are kept updated as to the program's progress, the Company's business plan does not rely on military or Government sales for its success.


ITEM 2. PROPERTIES
------------------

Our principal executive office is located at 300 Petty Road N.E., Suite B, Lawrenceville, Georgia 30043 in the Atlanta Metropolitan area, near Gwinnett County Airport. We have a five-year lease for 9,903 square feet of office/warehouse space for a monthly rent of $4,169. The rent will increase on the first day of each year of the lease. Our lease expires on December 31, 2003. We intend to continue to use these facilities for our management, engineering supervision, and marketing efforts until additional facilities are completed.

We have been working with the architectural firm of R.W. Armstrong on building design for our corporate headquarters, product completions facility and final assembly facility. We plan to locate our headquarters and completions facility at the Gwinnett County Airport in Lawrenceville, Georgia. We are currently negotiating with the airport and county authorities for a land lease of 11 acres for our headquarters and completions. Our goal is to locate the final assembly facility at the Port of Huntsville International Inter Modal Airport in Huntsville, Alabama. We are discussing a 50-acre building site for location of the final assembly facility with the airport authority in Huntsville. Because of the events of September 11 and their aftermath, the Company cannot guarantee that the current properties expansion plans will continue.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

We are not a party to any material legal proceedings. However, on September 15, 2000, we notified a company that we believe may be infringing, or may be about to infringe, our design patent for the FF-1080-200 aircraft, of its potential infringement. We have subsequently learned that this company has entered into Chapter 11 bankruptcy proceedings. We monitored the situation through 2001, ready to file a formal complaint against the company if required in order to protect our intellectual property rights. The company in question has been dissolved now and its assets sold.

We settled a claim for deferred compensation in the aggregate amount of $315,850 allegedly owed to Mr. Chester D. Taylor, a former director and consultant of American Utilicraft. Pursuant to this settlement, we issued Mr. Taylor a warrant to purchase 50,000 shares of our common stock at an exercise price of $3.00 per share. This item was disclosed in the SB-2 registration as well.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

While there have been no matters submitted to security holders during the current fiscal year, the public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Press releases and other Company information are available at www.utilicraft.com.


                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
----------------------------------------------------------------------------
MATTERS
-------

The Company's stock, par value $.00001 per share, is listed and traded on the OTC-BB under the symbol AMUC. It has been listed since May 11, 2001, in the middle of the 2nd Quarter, when the Company's SB-2 registration was accepted by the SEC. No cash dividends have been paid for the past four quarters.

QUARTERLY COMMON STOCK SALE PRICE RANGES (CALENDAR YEAR)


               Year         Quarter         High          Low
               ----         -------         ----          ---

               2001         1st             N/A           N/A
                            2nd            7.50          4.00
                            3rd            4.15          1.95
                            4th            3.75          1.45

The number of shareholders of record for the Company's common stock as of December 31, 2001 was 75, and the number of common stock shares issued and outstanding was 9,861,822.


RECENT SALES OF UNREGISTERED/RESTRICTED SECURITIES
Since its SB-2 registration, the Company has obtained investment capital, or the relief of debt and accounts payable through the private sale of unregistered/restricted common shares.

All of these sales were made in the 4th Quarter, after the events of September 11 and their initial impact on the economic environment.

The sale of shares was to an existing accredited investor for 50,000 shares of common stock at $0.50/share.

The Company sold Warrants to Patricia Parsons, a beneficial owner of the Company. A warrant for 500,000 shares exercisable at $1 per share and another for $500,000 exercisable for $10 were sold for the total investment of $500,000 in cash and the surrender and cancellation of a warrant for 102,300 shares exercisable at $3 per share.


USE OF PROCEEDS FROM THE SB-2 REGISTRATION
The sale of registered stock was cut short by the events of September 11, at which point the shares could not be sold for the registered price of $4.00 per share. Less than 25% of the shares were sold; less than 25% of the shares being sold by the Company to the public. There were 479,420 registered common shares sold to existing shareholders and their friends and family for a total of $1,917,680. The break-down of the use of proceeds in the SB-2 begins once the 25% point is reached. Over 75% of the Company-owned stock registered in the SB-2 remains unsold.

Per the Company's intended use of proceeds table, funds were used in the marketing efforts as well as paying the legal expenses of the SB-2 registration, accounting and legal expenses of being a public company, and the G&A and working capital of the Company. The marketing efforts costs were mainly accrued through the Company's preparation for the 2001 NBAA (National Business Aviation Association) Convention in New Orleans. The Company had prepared the full-scale mockup of the FF-1080 aircraft for the show, had secured a large exhibit area in the center of the show and had moved the mockup, other associated displays and personnel to the Convention Center where the mockup was in reassembled on September 10 and 11. Some costs incurred, such as the display area cost, were recoverable; all other costs such as preparation costs, marketing materials, transportation costs, labor, and travel expenses were not.

The following is the listing from the Company's SB-2 published May 11, 2001 stating the Company's intended use of proceeds should the offering only provide 25% of the estimated revenues. The Company intended to use the proceeds from a 25% successful sale of the offering, as follows:

         PERCENTAGE OF OFFERING SOLD                         25%

         DIRECT SALE OF SHARES TO THE PUBLIC
         -----------------------------------

         Prototype Aircraft Development              $       --
         FF-1080-200 Certification Program           $       --
         Sales and Marketing Expenses                $  150,000
         General and Administrative Expenses         $  400,987
         ---------------------------------------------------------
         SUBTOTAL PROTOTYPE
         AIRCRAFT DEVELOPMENT                        $  550,987

         General Working Capital                     $2,670,000
         Registration Expenses                       $  154,013
         ---------------------------------------------------------
         TOTAL - DIRECT SALE                         $3,375,000


         SALE OF PUT SHARES TO SWARTZ
         ----------------------------

         FF-1080-200 Certification Program           $       --
         Sales and Marketing Expenses                $4,000,000
         General and Administrative Expenses         $1,586,497
         ---------------------------------------------------------
         SUBTOTAL PROTOTYPE
         AIRCRAFT DEVELOPMENT                        $5,586,497

         Construction of Development
         Hangar at Gwinnett County Airport           $       --
         General Working Capital                     $       --
         ---------------------------------------------------------
         TOTAL FROM SWARTZ PUTS                      $5,586,497

         GRAND TOTAL                                 $8,961,497
                                                     ==========

         As noted above, in the event that we are unable to sell more than fifty percent (50%) of the shares offered hereby, we anticipate that we will delay development of the prototype aircraft and FAA certification and will increase our sales and marketing efforts in order to generate purchase commitments which we may then attempt to leverage in order to obtain additional financing.

The actual results of the sales were less than the 25% range:

         TOTAL - DIRECT SALE                         $1,917,680
         TOTAL FROM SWARTZ PUTS                      $       --
                                                     ----------
         GRAND TOTAL                                 $1,917,680
                                                     ==========

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

The Company has sustained a major set-back in its financing efforts due to the effects of the September 11 attacks. The future of the equity-line/pipe-line financing program, which was in development since early 2000, is uncertain at this time as it is only viable in a stronger marketplace and economic environment.

The market price of our stock at the end of this year was $1.75. The end-of-year trend of the volume of trading saw many consecutive days with no trades in the stock and very low volumes when trades were present. The stock registered for sale by the Company was registered at a price of $4.00. As the Company can only survive through capital investment, it is likely that the Company will have to sell unregistered stock until a new financing program is enacted that provides sufficient funding.

The Company is currently researching alternative financing plans that will work in the new economic environment.

ITEM 7. FINANCIAL STATEMENTS
----------------------------


                         AMERICAN UTILICRAFT CORPORATION
                            BALANCE SHEET (UNAUDITED)
                                  ACCRUAL BASIS
                             AS OF DECEMBER 31, 2001


ASSETS
   Current Assets
      Checking/Savings
        Bank of America                                               177,764.31
                                                                   -------------
      Total Checking/Savings                                          177,764.31

      Other Current Assets
        Accounts Receivable - misc                                     19,092.82
        Loans to Officers                                                   1.29
        Prepaid Rent                                                   10,688.00
        Security Dep                                                    5,991.00
                                                                   -------------
      Total Other Current Assets                                       35,773.11
                                                                   -------------
   Total Current Assets                                               213,537.42

   Fixed Assets
      Accumulated Depreciation                                       -235,645.31
      Computer Equipment                                              277,765.11
      Equipment                                                       135,693.35
      Furniture                                                        40,037.91
      Leasehold Improvements                                           89,610.71
                                                                   -------------
   Total Fixed Assets                                                 307,461.77

   Other Assets
      Accumulated amortization                                       -210,715.00
      Patents, Intellect Prop & Design                              1,180,000.00
      Prepaid Rent-non current                                         18,354.00
                                                                   -------------
   Total Other Assets                                                 987,639.00
                                                                   -------------
TOTAL ASSETS                                                        1,508,638.19
                                                                   =============
LIABILITIES & EQUITY
   Liabilities
      Current Liabilities
        Accounts Payable
           Accounts Payable                                           555,644.66
                                                                   -------------
        Total Accounts Payable                                        555,644.66

        Other Current Liabilities
           Accrued Expenses                                           112,500.00
           Lease Payable - Phone System                                24,987.92
           Loan Payable-forklift                                        6,615.12
           Payroll Liabilities                                         16,163.04
                                                                   -------------
        Total Other Current Liabilities                               160,266.08

      Total Current Liabilities                                       715,910.74

      Long Term Liabilities
        Deferred Compensation Accrued                                 334,648.00
        Offering costs                                             -1,134,528.99
                                                                   -------------
      Total Long Term Liabilities                                    -799,880.99
                                                                   -------------
   Total Liabilities                                                  -83,970.25

   Equity
      Additional Paid In Capitals                                  12,554,935.53
      Common Stock                                                         98.00
      Preferred Stock                                                      20.00
      Retained Earnings                                            -7,253,896.56
      Net Income                                                   -3,708,548.53
                                                                   -------------
   Total Equity                                                     1,592,608.44
                                                                   -------------
TOTAL LIABILITIES & EQUITY                                          1,508,638.19
                                                                   =============

                         AMERICAN UTILICRAFT CORPORATION
                            PROFIT & LOSS (UNAUDITED)
                          JANUARY THROUGH DECEMBER 2001


   Ordinary Income/Expense
        Expense
           G & A EXPENSES                                           1,307,267.39
           MARKETING EXPENSES                                         612,928.89
           R & D EXPENSES                                           1,447,941.84
                                                                 ---------------
        Total Expense                                               3,368,138.12
                                                                 ---------------
   Net Ordinary Income                                             -3,368,138.12

   Other Income/Expense
      Other Income
        Gain on Extinguishment of Debt                                 25,330.00
        Interest Income                                                27,866.00
                                                                 ---------------
      Total Other Income                                               53,196.00

      Other Expense
        Interest Exp-forklift                                             630.89
        Interest on Phone Lease                                         1,175.76
                                                                 ---------------
      Total Other Expense                                               1,806.65

   Net Other Income                                                    51,389.35
                                                                 ---------------
Net Income                                                         -3,316,748.77
                                                                 ===============


                                                 AMERICAN UTILICRAFT CORPORATION
                                          STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                                           (UNAUDITED)
                                                     AS OF DECEMBER 31, 2001

                                              PREFERRED                                  COMMON
                                                STOCK                                     STOCK
                                ----------------------------------------  ----------------------------------------
                                 ISSUED AND      PRICE                     ISSUED AND      PRICE                    ADDITIONAL
                                OUTSTANDING       PER        $0.00001     OUTSTANDING       PER        $0.00001       PAID-IN
                                   SHARES        SHARE       PAR VALUE       SHARES        SHARE       PAR VALUE      CAPITAL
                                ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance December 31, 2000          1,970,787                $      20.00     8,941,855                $      89.00  $  9,198,487

Miscellaneous Shares                                                            60,900                $       0.61


Additional Shares from PPM
disclosed in May 11, 2001
SB-2 and included in
offering                                                                       329,707   $      0.50  $       3.30  $    659,414

Registered Company Stock
Sold                                                                           479,420   $      4.00  $       4.79  $  1,917,680

Unregistered Stock Sold                                                         50,000   $      0.50  $       0.50  $     25,000


Total for 2001                             0                $       0.00       920,027                $       9.20  $  2,602,094
                                ------------  ------------  ------------  ------------  ------------  ------------  ------------

Balance December 31, 2001          1,970,787                $      20.00     9,861,882                $      98.20  $ 11,800,581
                                ============  ============  ============  ============  ============  ============  ============


                                                               14

                         AMERICAN UTILICRAFT CORPORATION
                       STATEMENT OF CASH FLOWS (UNAUDITED)
                          JANUARY THROUGH DECEMBER 2001

                              OPERATING ACTIVITIES

  Net Income                                                       -3,708,548.53
  Adjustments to reconcile Net Income to net
  cash provided by operations:
     Accounts Receivable - misc                                       -14,027.72
     Loans to Officers: Allowance for Bad Debt                        114,397.00
     Loans to Officers                                              -114,398.29
     Prepaid Expenses                                                   3,459.71
     Prepaid Rent                                                       4,051.00
     Security Dep                                                      -1,200.00
     Accounts Payable                                                 467,566.18
     Accrued Expenses                                                 112,500.00
     Lease Payable - Phone System                                      24,987.92
     Loan Payable - forklift                                           -2,687.49
     Payroll Liabilities: Accrued Payroll Expenses                      6,977.16
     Payroll Liabilities: FICA/MCARE                                        0.02
                                                                 ---------------
Net cash provided by
  Operating Activities                                             -3,106,923.04

INVESTING ACTIVITIES
  Accumulated Depreciation                                             81,737.31
  Computer Equipment                                                  -69,664.29
  Equipment                                                           -53,951.79
  Furniture                                                            -7,528.15
  Accumulated amortization                                            168,572.00
  Prepaid Rent-non current                                             10,488.00
                                                                 ---------------
Net cash provided by
   Investing Activities                                               831,902.79

FINANCING ACTIVITIES
  Deferred Compensation Accrued                                       221,648.00
  Due to Stockholders                                                 -74,500.00
  Offering costs                                                   -1,134,528.99
  Additional Paid In Capitals:
      Add'l Paid In Cap-Cash Invest                                 3,052,094.00
      Add'l Paid In Cap-Misc                                           49,161.00
      Add'l Paid In Cap-Non Cash Comp                                 145,200.00
      Add'l Paid In Cap-Warrants Exer                                 110,000.00
  Common Stock                                                              9.00
                                                                 ---------------
Net cash provided by
   Financing Activities                                             2,369,083.01
                                                                 ---------------
Net cash increase for period                                           94,062.76

Cash at beginning of period                                            83,701.55
                                                                 ---------------
Cash at end of period                                                 177,764.31
                                                                 ===============

                               NOTES TO FINANCIALS

                   ------------------------------------------

1.       Description of the Company

American Utilicraft Corporation (the Company) was incorporated in the State of Delaware in August of 1990. The Company was formed to conceive and implement a solution to the problem of declining capacity in the short haul (or feeder) route segments of the air cargo hub and spoke system.

The Company's years of research and development have resulted in the design of a system for moving freight, which is centered around a new air vehicle specifically designed for feeder route segments. The FF-1080-200 is capable of economically carrying standard industry air containers on short-to-medium range/medium density routes from feeder airports with runways as short as 3,000 feet.

Additionally, the Company has developed an integrated air cargo information system for the freight feeder market, the Express Turn-Around (ETA) electronic freight tracking system. The ETA system is fully integrated within the FF-1080 aircraft and can be deployed in other aircraft and trucks.

The Company has also developed the Automated Flat Rate System (AFRS), a fully automated fuel efficiency management system for the aircraft. The AFRS system computes the most economical performance curve for each route segment based on the change in aircraft gross weight on the segment. The AFRS system reduces pilot work-load and assures that the FF-1080 is operated with the highest fuel efficiency.

The Company's current business plan is designed to expedite the certification and production of the FF-1080, getting the aircraft to market within the next two years. The Company believes that this accelerated plan will bring sales into the Company faster and get the Company to profitability quicker.

Management believes that the Company operates in one business segment.

The accompanying financial statements include the financial position, results of operations and cash flows of the Company. To this point, the Company has not generated revenue from its operations, and a majority of its activities have been devoted to developing its product and starting production. Accordingly, the Company's activities have been accounted for as those of a "development stage enterprise" as set forth in Statement of Financial Accounting Standards (SFAS) No. 7.

2.       Summary of significant accounting policies

Use of estimates

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

Research and development costs

According to SFAS No. 2, Accounting for Research and Development Costs, all companies are required to expense research and development costs, including those in the development stage. The Company expensed has such costs.

Recent accounting pronouncements

In June 2000 and in June 1999 the FASB issued, respectively, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133, and SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133.

SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective, as amended by SFAS No. 137. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the Company believes that adoption of SFAS No. 133 will have no impact on its reported financial position or results of operations.

Start-up activities

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

Deferred offering costs

Direct, incremental costs incurred with the Company's offering of common stock are deferred and included as an asset in the accompanying balance sheets until the proceeds of the offering are received, whereupon these costs will be recognized as a reduction to the respective capital accounts. If the offering is not completed or the offering terms are substantially revised, the deferred offering costs will be expensed. Indirect costs relating to the offering are expensed when incurred.

Accounting for extinguishment of debt

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

4.       Going concern

The financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred net losses and has incurred losses since formation, resulting in accumulated deficits. The Company expects to incur additional operating losses and negative cash flow in the future unless and until it is able to generate operating revenues sufficient to support expenditures. There is no assurance that sales of the Company's products will ever generate sufficient revenues to fund its continuing operations, that the Company will generate positive cash flow from operations or that the Company will attain and thereafter sustain profitability in any future period.

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

Employment agreements

The Company has entered into employment agreements with various of its officers. All agreements provide that salaries will be paid on a best efforts basis only until such time as major financing (defined generally as the receipt of debt or equity funding of at least $20 million) is achieved. Such salaries as are not being paid are recorded as deferred compensation. All agreements also provide for varying commissions for airplane sales.

One such agreement, expiring February 28, 2005, provides that in the event of termination by the Company, for other than cause, the employee shall be provided with a lump-sum payment of $480,000. In the event of a significant change in control of the Company (defined, generally, as ownership of 20% or more of outstanding common stock by a single person, or a majority of the board of directors being persons not on the board as of February 28, 1991) the same lump-sum payment shall also be due if the officer's position is downgraded and the officer resigns rather than accept the downgraded position. The agreement provides for annual salary amounts of $24,000, $38,000 or $48,000 dependent upon the Company's operational status with respect to airplane production (pre-FAA certification, or achievement of FAA certification, or delivery of production aircraft number 24).

In the event of a major financing, an employment agreement with the Company's President, expiring February 28, 2005, specifies that up to $500,000 of such funds shall be lent to the President in the form of a non-interest bearing loan to be later repaid out of bonus commissions otherwise due on future aircraft sales. In the event of a major financing, the employment agreement also specifies that in the event of termination by the Company for other than cause the President shall be provided with a lump-sum payment of $2,500,000, plus ten times five years' worth of bonus commissions prior earned, or projected to be earned, on aircraft sales. In the event of a significant change in control of the Company, subsequent to a major financing, the same lump-sum payment shall also be due if the President's position is downgraded and the President resigns rather than accept the downgraded position, or if the President is terminated by the Company. The agreement provides for annual salary amounts of $250,000 upon the Company having become a reporting company under the Exchange Act of 1934, as it did during the 18th week of 2001.

Also in the event of a major financing, the employment agreement with another officer, expiring February 28, 2005, provides that in the event of termination by the Company for other than cause the employee shall be provided with a lump-sum payment ranging from $250,000 to $350,000, dependent upon the Company having become a reporting company under the Exchange Act of 1934 at the point of termination. In the event of a significant change in control of the Company, subsequent to a major financing, the agreement provides that in the event of termination by the Company for other than cause the lump-sum payment shall instead range from $1,250,000 to $1,750,000. The agreement provides for annual salary amounts of $125,000, or $175,000 upon the Company having become a reporting company under the Exchange Act of 1934.

Employment agreements with two additional officers provide that in the event of major financing and in the event of termination by the Company for other than cause, the employee shall be provided with lump-sum payments ranging from $200,000 to $250,000, and $160,000 to $250,000, respectively, dependent, respectively, upon the Company having become a reporting company under the Exchange Act of 1934 or upon the Company's operational status with respect to aircraft production at the point of termination. Both agreements further provide that in the event of a significant change in control of the Company, subsequent to a major financing, lump-sum payments of $1,000,000 to $1,250,000, and $800,000 to $1,250,000, respectively, dependent, respectively, upon the Company having become a reporting company under the Exchange Act of 1934 or upon operational status, shall be provided if the employee's position is downgraded and the employee resigns rather than accept the downgraded position, or if the employee is terminated by the Company for other than cause. The agreements provide for annual salary amounts of $100,000 (or $125,000 upon the Company having become a reporting company under the Exchange Act of 1934) and $80,000, $100,000 or $125,000 dependent upon the Company's operational status with respect to aircraft production, respectively.

5.       Debt Owed to Officers

Officers of the Company have loaned money to the Company during this and past fiscal years for compensation of which to date they have not received.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

On November 19, 2001, and effective on such date, American Utilicraft Corporation (the "Company") determined to change the independent accountants of the Company from Halt, Thrasher & Buzas LLP to J.H. Cohn LLP. The Board of Directors of the Company approved the change of accountants to J.H. Cohn LLP. There were no disagreements with Halt, Thrasher & Buzas LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, as was reported in the 8-K filing of November 19, 2001. During the Company's two most recently completed fiscal years and the subsequent interim period preceding the determination to change accountants, there were no disagreements with Halt, Thrasher & Buzas LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Halt, Thrasher & Buzas LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its reports on the financial statements for such years. Halt, Thrasher & Buzas LLP reports on the Company's financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that the reports contained explanatory paragraphs describing the Company's going concern contingencies. During the Company's two most recently completed fiscal years and the subsequent interim period preceding the decision to change accountants, the Company does not believe that there were any reportable events as defined in Regulation S-K Item 304(a)(1)(v). Internal accounting records are maintained by the same outside accounting firm, By the Numbers of Herndon, Virginia, that the Company has used since 1993. This continuity balanced with in-house staff records and having the records periodically audited by an independent CPA firm ensures control over financial reporting.

The Company engaged J.H. Cohn LLP as the Company's new independent accountants effective as of November 19, 2001. During the Company's two most recent fiscal years and the subsequent interim period prior to engaging J.H. Cohn LLP, neither the Company nor anyone on its behalf consulted with J.H. Cohn LLP regarding either (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company by J.H. Cohn LLP that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following persons are our directors, executive officers and significant employees:

NAME                          AGE           POSITION
----                          ---           --------

John J. Dupont                54            President, Chief Executive Officer,
                                              Director
James S. Carey                49            Executive Vice President; Vice
                                            President of Marketing; Secretary;
                                            Director
R. Darby Boland               50            Vice President, General Manager,
                                            Director
Edward F. Eaton               51            General Counsel, Director
Thomas A. Dapogny             39            Vice President of Operations
M. Karen Shoemaker            44            Principal Accounting Officer


TERM OF OFFICE
Upon this offering, we will have four directors. In accordance with our amended Bylaws, the terms of office of the members of our board of directors are divided into three classes: Class I, whose term will expire in 2004, Class II, whose term will expire at in 2002 and Class III, whose term will expire in 2003. Mr. Carey serves as the Class I director, Mr. Boland serves as the Class II director, and Mr. Dupont and Mr. Eaton serve as the Class III directors.


BACKGROUND OF DIRECTORS AND OFFICERS

JOHN J. DUPONT - PRESIDENT AND CHIEF EXECUTIVE OFFICER; DIRECTOR
Mr. Dupont has been a director and President and Chief Executive Officer of American Utilicraft since 1990. From 1984 to 1989, Mr. Dupont was the President and CEO of Skytrader Corporation, an aeronautical research and development firm which he founded in 1984, and where he designed and developed the UV-23 Scout STOL aircraft (see Jane's All the World's Aircraft 1989). From 1989 through July 1990, Mr. Dupont was President of Advanced Lift Research, Inc. where he completed a design feasibility study, market review and operational competitive analysis of a new 17,000 lb. aircraft design, the UC-219, specifically for the worldwide combination passenger/freight market.

JAMES S. CAREY - EXECUTIVE VICE PRESIDENT; VICE PRESIDENT OF MARKETING, DIRECTOR Mr. Carey has been the Executive Vice President of Marketing and a director of American Utilicraft since 1991. From 1985 to 1991, Mr. Carey was the Senior Vice President of Airline Economics, Inc. where he developed production processes for Airline Economics' publications, The Airline Quarterly and Blue Chip Airline Financial Indicators. He also supervised and/or performed all project research for Airline Economics' consulting activities, airline traffic forecasts, unit cost analysis, airline route and profitability analysis, and airline asset valuation. Prior to that, Mr. Carey was the Director of Research and a Director of Avmark, Inc. where he was responsible for preparation of its airline statistical publications. He conducted aircraft values research and performed aircraft appraisals and financial analyses for U.S. and foreign airlines. Mr. Carey has also operated his own company, Micro Associates, which assisted individuals and businesses in the introduction of microcomputers, developed an aircraft leasing analysis system, provided assistance to Airline Economics, Inc. in airline statistical publications, and instituted several personal computer training programs. Mr. Carey has a Bachelor of Science degree from Northeastern University in the fields of business administration and aviation technology.

R. DARBY BOLAND - VICE PRESIDENT, GENERAL MANAGER, DIRECTOR
Mr. Boland has been the Vice President and General Manager of American Utilicraft since 1999 and a director since 2000. From 1975 to 1978, he was a Design and Logistics Engineer with McDonnell Douglas Corporation in connection with the F4, F15, Harpoon and Cruise Missile programs. From 1978 to 1989, he was the Executive Manager with Southwestern Bell Corporation, where he was responsible for the design, implementation and marketing technical support of fiber-optic network systems for long distance and cellular service providing companies. From 1989 to 1992, he was the Director of Corporate Development of Restore Industries, a telecommunications service equipment provider. In 1988, Mr. Boland founded B&H Machine, Inc., a design manufacturer of metal cutting die products, where he served as President and Chief Executive Officer, and financed the sale of the company in 1996. After 1996, Mr. Boland assisted American Utilicraft with the ongoing development of its program until his recent appointment to Vice President, General Manager and Director. Mr. Boland is a graduate of St. Louis University with a B.S. degree in Aeronautical Engineering Management.

EDWARD F. EATON - GENERAL COUNSEL, DIRECTOR
Mr. Eaton has been a director of American Utilicraft since 1992. He is an attorney with Connolly, Bove, Lodge & Hutz of Wilmington, Delaware, where he has been a partner since 1991. He practices in the areas of litigation, criminal law, real estate law, and business and commercial law, and has been employed with Connolly, Bove since 1986. Mr. Eaton received his J.D. from Temple University and his Bachelor's degree from Cornell University.

THOMAS DAPOGNY - VICE PRESIDENT OF OPERATIONS
Mr. Dapogny has been with the Company since 1997 and the Vice President of Operations since 1998. From 1986 to 1997, he served as a Project Manager and consultant in IT/IS development for clients including Raytheon/E-Systems, Ernst & Young, DynCorp, CACI, CSC, TRW, SAIC, MCI and Sprint. His project work included: contract proposal development; CASE tool management; analysis and design; rapid prototype design and production; user-group management; life-cycle (technical, management and user) documentation; and curriculum design and training.

M. KAREN SHOEMAKER - PRINCIPAL ACCOUNTING OFFICER
Ms. Shoemaker has been the Principal Accounting Officer of American Utilicraft since 2000. Ms. Shoemaker has over twenty-four years of finance, accounting and payroll experience. From 1988 to 2001, Ms. Shoemaker served as the President of By the Numbers, Inc., an accounting management consulting firm. As President, Ms. Shoemaker oversaw the management of automated accounting services, controller services and consulting services including interface of payroll and order entry and other exterior programs with accounting programs; and the selection and implementation of automated accounting and payroll systems for over 35 companies.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

The following table sets forth the compensation earned by the full-time Executive Staff and Officers of the Company. Our bylaws authorize our board of directors to fix the compensation of directors for services related to their membership in board committees and allow the reimbursement of expenses of directors for their attendance at each meeting of our board of directors.

Summary Compensation Table for 2001
                                                                             Annual Compensation
                                                        ------------------------------------------------------------
Name and Principal Position                 Fiscal                         Actual Amount    Other Annual
                                            Year        Salary*                Paid         Compensation
------------------------------------------- ----------- ------------------ ---------------- ------------------------
John J. Dupont (1)                          2001        $232,692*          $ 110,488        $              0
  President and Chief Executive Officer

James S. Carey (2)                          2001        $116,345*          $ 63,732         $              0
   Executive Vice President; Vice
President of Marketing

Thomas Dapogny (3)                          2001        $116,345*          $ 59,395         $              0
   Vice President of Operations

R. Darby Boland (4)                         2001        $ 80,000*          $50,465          $              0
  General Manager, Vice President


*Salaries: While we must offer appropriate salaries in order to retain necessary personnel, the Company has not had the funding at this point in time to pay its officers their full salary. As such and to assist the Company through its developmental stages, the officers may elect to defer payment of their full salary.

(1) Mr. Dupont elected to defer a portion of his compensation for 2001 in the amount of $122,204. Mr. Dupont has been deferring a portion of his compensation each year since 1990. In October 2000 Mr. Dupont elected to convert all deferred compensation due him as of December 31, 1999 into a warrant to purchase shares of our common stock. For each dollar of deferred compensation owed to him, he received a warrant to purchase one share of our common stock for a total of 410,962 shares. The warrants have an exercise price of $3.00, expire on September 30, 2003 and vest as follows: 50% immediately, 25% on the first anniversary of the date of the warrant and 25% on the second anniversary of the date of the warrant.

(2) Mr. Carey elected to defer a portion of his compensation for 2001 in the amount of $52,613. Mr. Carey has been deferring a portion of his compensation each year since 1991. In October 2000 Mr. Carey elected to convert all deferred compensation due him as of December 31, 1999 into a warrant to purchase shares of our common stock. For each dollar of deferred compensation owed to him he received a warrant to purchase one share of our common stock for a total of 336,461 shares. The warrants have an exercise price of $3.00, expire on September 30, 2003 and vest as follows: 50% immediately, 25% on the first anniversary of the date of the warrant and 25% on the second anniversary of the date of the warrant.

(3) Mr. Dapogny elected to defer a portion of his compensation for 2001 in the amount of $56,950. Mr. Dapogny has been deferring a portion of his compensation each year since 1998. In October 2000 Mr. Dapogny elected to convert all deferred compensation due him as of December 31, 1999 into a warrant to purchase shares of our common stock. For each dollar of deferred compensation owed to him he received a warrant to purchase one share of our common stock for a total of 70,731 shares. The warrants have an exercise price of $3.00, expire on September 30, 2003 and vest as follows: 50% immediately, 25% on the first anniversary of the date of the warrant and 25% on the second anniversary of the date of the warrant.

(4) Mr. Boland elected to defer a portion of his compensation for 2001 in the amount of $29,535.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

The following table sets forth certain information as to shares of our voting stock owned by (i) each person known to beneficially own more than five percent of our outstanding voting stock, (ii) each of our directors, including nominees for director, and each of our executive officers, and (iii) all of our executive officers and directors as a group. Unless otherwise indicated, the address of each named beneficial owner is the same as that of our principal executive offices located at 300 Petty Road N.E., Suite B, Lawrenceville, Georgia 30043.

                                                                            SHARES OF
                                                                            VOTING STOCK       PERCENTAGE OF CLASS
                                                                            BENEFICIALLY       BENEFICIALLY
NAME OF BENEFICIAL OWNER (1)                          TITLE OF CLASS        OWNED (1)(2)       OWNED
----------------------------                          --------------        ------------       -----
John J. Dupont (4)                                    Series A Preferred    1,083,000          54.95%
                                                      Common                1,288,481          10.89%
R. Darby Boland (5)                                   Series A Preferred      887,787          45.05%
                                                      Common                  887,787           7.50%
James S. Carey (6)                                    Common                  323,271           2.73%
Edward Eaton(7)                                       Common                  101,232           0.86%
Thomas Dapogny (8)                                    Common                  129,722           1.10%
Douglas E. Smith (9)                                  Common                1,665,607          14.08%
Karen Morgison (10)                                   Common                1,209,329          10.22%
Patricia D. Parsons(11)                               Common                  912,000           9.53%
Harlyn Hubbs                                          Common                  779,076           6.58%
Swartz Private Equity, LLC (12)                       Common                  500,000           4.23%
LeRoy Svendsen                                        Common                  478,800           4.05%
All executive officers and directors as a
  group (5 persons)                                   Common                2,730,493          23.08%
                                                      Series A Preferred    1,970,787         100.00%
___________

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Pursuant to the rules of the Securities and Exchange Commission, shares of our common stock that each named person and group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights, are deemed outstanding for purposes of computing shares beneficially owned by and the percentage ownership of each such person and group. However, such shares are not deemed outstanding for purposes of computing the shares beneficially owned by or percentage ownership of any other person or group.
(2) Unless otherwise noted, all shares listed are owned of record and the record owner has sole voting and investment power, subject to community property laws where applicable and the information contained in the footnotes to this table.
(3) Includes 1,083,000 shares of our common stock issuable upon conversion of our Series A Convertible Preferred Stock and 205,481 shares of our common stock issuable upon exercise of a common stock purchase warrant exercisable by Mr. Dupont at or within 60 days after the date hereof.
(4) Includes 887,787 shares of our common stock issuable upon conversion of our Series A Convertible Preferred Stock convertible by Mr. Boland at or within 60 days after the date hereof.
(5) Includes 168,231 shares of our common stock issuable upon exercise of a common stock purchase warrant that is exercisable by Mr. Carey at or within 60 days after the date hereof.
(6)      Mr. Eaton holds these shares together with his wife.
(7) Includes 35,366 shares of our common stock issuable upon exercise of a common stock purchase warrant that is exercisable by Mr. Dapogny at or within 60 days after the date hereof.
(8) Includes 458,900 shares of our common stock owned by the Smith Family Trust of which Mr. Smith is the trustee, and 150,000 shares of our common stock issuable upon exercise of a common stock purchase warrant that is exercisable by Mr. Smith at or within 60 days after the date hereof.

(9) Includes 126,329 shares of our common stock issuable upon exercise of a common stock purchase warrant that is exercisable by Edward Morgison, the spouse of Karen Morgison, at or within 60 days after the date hereof.
(10) Excludes 1,000,000 shares of our common stock issuable upon exercise of a common stock purchase warrant issued to Patricia Parsons. Such shares are not deemed beneficially owned within the meaning of Sections 13D and 13G of the Exchange Act prior to their acquisition by Parsons.
(11) Includes 500,000 shares of our common stock issuable upon exercise of a common stock purchase warrant issued to Swartz Private Equity, LLC. Such shares are not deemed beneficially owned within the meaning of Sections 13D and 13G of the Exchange Act prior to their acquisition by Swartz.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

The Company sold Warrants to Patricia Parsons, a beneficial owner of the Company. A warrant for 500,000 shares exercisable at $1 per share and another for $500,000 exercisable for $10 were sold for the total investment of $500,000 in cash and the surrender and cancellation of a warrant for 102,300 shares exercisable at $3 per share.


ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

13-1  Articles of Incorporation

13-2  By-laws of American Utilicraft Corporation

13-3  8-K Filings

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, American Utilicraft Corporation. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                         AMERICAN UTILICRAFT CORPORATION

/S/ JOHN J. DUPONT                                 DATE:  APRIL 28, 2004
--------------------------------                  --------------------------
JOHN J. DUPONT, PRESIDENT

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



/S/ R. DARBY BOLAND                                DATE:  APRIL 28, 2004
--------------------------------                  --------------------------
R. DARBY BOLAND, DIRECTOR


/S/ EDWARD F. EATON                                DATE:  APRIL 28, 2004
--------------------------------                  --------------------------
EDWARD F. EATON, DIRECTOR