Form 10KSB
period 2002-12-31
AMERICAN UTILICRAFT CORP
filed 2004-04-30
CIK 1118190

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
                        Annual Report Pursuant to Section
                  15(d) of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 2002
                        COMMISSION FILE NUMBER 333-57552


                         AMERICAN UTILICRAFT CORPORATION
             (Exact name of Registrant as specified in its charter)

         Delaware                                              54-1577735
-------------------------------                          -----------------------
(State or other jurisdiction of                               I.R.S. Employer
Incorporation or organization)                            Identification Number

                              300 Petty Road, N.E.
                          Lawrenceville, Georgia 30043
             -----------------------------------------------------
               (Address of principal executive officers, zip code)

                                  678-376-0898
             -----------------------------------------------------
               (Registrants telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be files by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

As of December 31, 2002 there were 13,184,352 shares of common stock, par value $.00001 per share, and 1,970,787 shares of preferred stock, par value $.00001 per share, of the registrant outstanding.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                   COMMON STOCK (PAR VALUE $.00001 PER SHARE)
                   ------------------------------------------
             PREFERRED SERIES-A STOCK (PAR VALUE $.00001 PER SHARE)
             ------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ ] No [X]

                                     PART I

ITEM 1. BUSINESS
----------------

THE COMPANY
American Utilicraft Corporation, located in the Atlanta-Metropolitan area near Gwinnett County airport, was incorporated in the State of Delaware in August of 1990. American Utilicraft was formed to conceive and implement solutions to the problem of declining capacity in the short haul (or feeder) route segments of the air cargo hub and spoke system.

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

American Utilicraft holds three (3) U.S. patents. One patent is on the design of the aircraft. Another is a Method Patent that incorporates the design in an integrated air cargo information system for the freight feed market, the Express Turn-Around (ETA) electronic freight tracking system. The Company's third patent is for the Company's Automated Flat Rate System (AFRS). The AFRS system computes the most economical performance curve for each route segment based on the change in aircraft gross weight on the segment. The AFRS system reduces pilot work-load and assures that the FF-1080 is operated with the highest fuel efficiency.

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

American Utilicraft has also developed an integrated air cargo electronic information system for the freight feed market, the Express Turn-Around (ETA) electronic freight tracking system. Additionally, American Utilicraft developed the Automated Flat Rate System (AFRS). The AFRS system computes the most economical performance curve for each route segment based on the change in aircraft gross weight on the segment. The AFRS system reduces pilot work-load and assures that the FF-1080 is operated with the highest fuel efficiency, which can save the fleet operator millions of dollars on an annual basis.

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


COMPETITION
The companies that build small and intermediate-sized aircraft, such as Spain's CASA, Canada's DeHavilland, Sweden's Saab, Germany's Dornier, and the U.S.'s Beechcraft and Cessna pose no competitive threat to the FF-1080. Aerospace (France) and British Aerospace, which build larger jet aircraft, also manufacture intermediate-sized passenger aircraft that are often converted for freight, but are too large to pose a threat to our targeted market segment.

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

New Entrants
------------
There are currently no other companies with programs competing in this niche market. We will continue to monitor the situation and we are ready to respond to the fullest extent should circumstances so warrant. We have found no evidence of new entrants in the airfreight feeder market, and dialogue with our potential suppliers and industrial partners confirm this observation. The potential market size can, however, support more than one or two producers of this type of aircraft in the future in a similar way that passenger aircraft demand supports two primary aircraft manufacturers, Boeing and Airbus.

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

CHANGES IN THE MARKETPLACE
With capital markets and the aviation industry both still in a state of recovery, the two major requirements for the program (funding and orders) remain hindered. The Company remains confident of recovery in both the capital markets and in the aviation industry.

The Company's business plan is centered upon the development and FAA certification of its FF-1080 for commercial use. The commercial aircraft market, with its requirement for certification and other high capital outlays, has necessitated that AUC rely upon substantial external funding. Successfully constructing, assembling and flying the pre-production (uncertified) FF-1080 aircraft is necessary before the Company can begin to obtain a revenue flow from any commercial sales and possibly even obtain those orders.

To continue forward with the program in the current climate, the Company is currently focused on a strategy of acquiring solid orders for aircraft. This strategy includes performing route analysis for potential clients and working with existing operators to demonstrate immediate cost and performance benefit with existing aircraft, and to demonstrate how much more beneficial use of the FF-1080 would be to the customer's operations. There are no guarantees at this time that the Company will find a suitable customer or that the customer will agree to secure the purchase of FF-1080's for their own operation or through an existing operator.


THE MARKET
The past decade's explosive growth in production facilities in the Far East market is set only to increase over the next decade. The infrastructure in the Far East does not allow for the same inefficient trucking practices that have developed in Western markets and can be used to "force" cargo movement through the over-use of trucking resources. The Far East market favors the FF-1080 and the type of operations that it lends itself to, including the efficient and trackable movement of containerized cargo, short take-of and landing capability, and the potential use of more rugged landing fields in more isolated areas.

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

The Company's sales and marketing efforts primarily consist of direct sales initiatives with prospective airline customers and large commercial operations that can influence the sale of aircraft. The direct sales efforts entails the preparation of aircraft route and market analysis, and aircraft cost and benefit analysis, in conjunction with customer airline planning teams. As customer sales initiatives approach the decision-making stage, the sales effort focus on the development of sales contractual agreements and aircraft financing support. Secondarily, the marketing and sales effort consists of participation in air cargo industry trade shows which will include the National Business Aircraft Association (NBAA) Annual Conference, the Regional Airline Association Annual Meeting, the National Defense Industry Association (NDIA) symposia, and other U.S. and international trade shows. These presentations include a display of the full-scale mockup of the FF-1080 and video and graphic presentations of the key features and operating economics of the FF-1080. Upon completion of the preproduction prototype, trade show presentations and customer sales efforts will also include flight demonstrations of the FF-1080 and the aircraft's systems. Finally, the marketing effort will be supported by advertising and promotional campaigns appearing in premier worldwide airline industry trade publications. These efforts will emphasize the benefits and features of the FF-1080 to air shippers and airline operators.

The FF-1080 is particularly well suited performing a great many military and governmental support missions far more effectively, and at lower relative cost than any other air or ground vehicle. The Company is a member of the NDIA (National Defense Industry Association). In November of 2001 the Company received Certified Government Contractor status and submitted a proposal in response to the Pentagons' request for U.S. companies to submit proposals to combat the threat of terrorism in the U.S. While the Company has long standing relationships with Government agencies who are kept updated as to the program's progress, the Company's business plan does not rely on military or Government sales for its success.


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

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
----------------------------------------------------------------------------
MATTERS
-------

The Company's stock, par value $.00001 per share, is listed and traded Over-the-Counter on the Pink Sheets exchange under the symbol AMUC. It has been listed on the Pink Sheets since May 14, 2002. The Company chose to move to the Pink Sheets after the negative effects on its financing strategy were felt in the economic impact of the 2001 attacks on the U.S., saving the Company additional expenses estimated in excess of $1 Million per year.

No cash dividends have been paid for the past four quarters.

QUARTERLY COMMON STOCK SALE PRICE RANGES (CALENDAR YEAR)


          Year         Quarter      High             Low
          ----         -------      ----             ---

          2001         1st           N/A              N/A
                       2nd          7.50             4.00
                       3rd          4.15             1.95
                       4th          3.75             1.40

          2002         1st          2.15             1.30
                       2nd          2.00             0.55
                       3rd          1.80             0.75
                       4th          1.05             0.73


The number of shareholders of record for the Company's common stock as of December 31, 2002 was 117, and the number of common stock shares issued and outstanding was 13,184,352.


RECENT SALES OF UNREGISTERED/RESTRICTED SECURITIES
The Company has obtained investment capital, loans, extensions on loans, or the relief of debt and accounts payable through the private sale of unregistered/restricted common shares. As a development-stage company, these transactions represent the Company's only income.

From January 1, 2002 through July 25, 2002 the Company sold shares to various existing shareholders, their friends and family for an aggregate of 563,000 shares of common stock at $1.00 per share. In addition to common stock, the investors were granted warrants for common stock shares at the rate of 1 share per dollar invested. Each warrant share is exercisable at $1 per share. Warrants vest 50% on one year from issuance and 100% on the second year from issuance.

From July 31, 2002 through September 25, 2002 the Company sold an aggregate of 559,278 shares of common stock to existing shareholders, their friends and family for $0.50 per share.

On October 20, 2002 the Company sold 100,000 shares of common stock to Ms. Patricia Parsons, a beneficial owner of the Company, for a $0.50 per share. The $50,000 purchase also included a warrant for 100,000 shares of common stock at an exercise price of $0.50 per share.

On October 25, 2002 the Company issued 50,000 shares of common stock to an existing shareholder for a short-term loan of $50,000.

On November 6, 2002 the Company issued and aggregate of 30,000 shares of common stock to existing shareholders, their friends and family for an aggregate short-term loan of $15,000. On December 31, 2002 the Company issued an additional 15,000 shares of common stock to significantly extend the loan duration.

On November 18, 2002 the Company issued 1,121,500 shares of common stock and warrants for 1,121,500 shares of common stock exercisable at $4.00 per share to Mr. Douglas Smith in exchange for his purchase of and lease agreement regarding a fleet of five (5) Cessna 404 aircraft to be used in the effort of building customers for the FF-1080 aircraft.

On December 2, 2002 the Company issued 757,000 shares of common stock and warrants to purchase 378,500 shares of common stock exercisable at $4.00 per share to Mr. Douglas Smith in exchange for a loan of $378,500. The Company agrees to repay the loan within one calendar year.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

The Company financing efforts remain adversely affected by the current economic environment.

The market price of our stock at the end of this year was $0.85. The volume of trading was very low and sporadic throughout the year. The price of the stock was susceptible to dramatic fluctuations even with low-volume trading.

As the Company can currently only survive through capital investment, it is likely that the Company will have to sell unregistered stock until a new financing program is enacted that provides sufficient funding.

The Company is currently researching alternative financing plans that will work in the new economic environment.

ITEM 7. FINANCIAL STATEMENTS
----------------------------


                         AMERICAN UTILICRAFT CORPORATION
                            BALANCE SHEET (UNAUDITED)
                                  ACCRUAL BASIS
                             AS OF DECEMBER 31, 2002


ASSETS
   Current Assets
      Checking/Savings
        Bank of America                                               38,344.39
                                                                 ---------------
      Total Checking/Savings                                          38,344.39

      Other Current Assets
        Accounts Receivable - misc                                    19,092.82
        Loans to Officers                                              1,014.99
        Payroll Asset - Advances                                       1,000.00
        Prepaid Rent                                                  10,488.00
        Security Dep                                                   5,991.00
                                                                 ---------------
      Total Other Current Assets                                      37,586.81
                                                                 ---------------
   Total Current Assets                                               75,931.20
   Fixed Assets
      Accumulated Depreciation                                      -315,631.31
      Computer Equipment                                             296,127.46
      Equipment                                                      135,693.35
      Furniture                                                       40,037.91
      Leasehold Improvements                                          90,817.46
                                                                 ---------------
   Total Fixed Assets                                                247,044.87

   Other Assets
      Accumulated amortization                                      -379,287.00
      Patents, IntellectProp & Design                              1,180,000.00
      Prepaid Rent-non current                                         7,866.00
                                                                 ---------------
   Total Other Assets                                                808,579.00
                                                                 ---------------
TOTAL ASSETS                                                       1,131,555.07
                                                                 ===============
LIABILITIES & EQUITY
   Liabilities
      Current Liabilities
        Accounts Payable
           Accounts Payable                                          725,909.62
                                                                 ---------------
        Total Accounts Payable                                       725,909.62

        Credit Cards
           Aspire Visa                                                   200.00
           Bank of America Credit Cd 2353                                593.20
           Bank of America Credit Cd 7900                                884.67
           Capital One Visa                                            3,060.87
           Direct Merchants                                              983.91
           First Ntl Bank of Omaha Visa                                2,138.43
           Home Depot                                                    510.53
           Office Depot                                                  991.68
           Providian Mastercard                                          918.29
                                                                 ---------------
        Total Credit Cards                                            10,281.58

        Other Current Liabilities
           Accrued Expenses                                          110,000.00
           Lease Payable - Phone System                               14,266.00
           Loan Payable-forklift                                       4,134.36
           Loans-Misc Other Short Term                               321,041.66
           Payroll Liabilities                                       190,877.63
                                                                 ---------------
        Total Other Current Liabilities                              640,319.65
                                                                 ---------------

      Total Current Liabilities                                    1,376,510.85

      Long Term Liabilities
        Deferred Compensation Accrued                                649,686.00
        Offering costs                                            -1,222,174.38
                                                                 ---------------
      Total Long Term Liabilities                                   -572,488.38
                                                                 ---------------
   Total Liabilities                                                 804,022.47

   Equity
      Additional Paid In Capitals                                 13,477,935.53
      Common Stock                                                        98.00
      Preferred Stock                                                     20.00
      Retained Earnings                                          -10,962,445.09
      Net Income                                                  -2,188,075.84
                                                                 ---------------
   Total Equity                                                      327,532.60
                                                                 ---------------
TOTAL LIABILITIES & EQUITY                                         1,131,555.07
                                                                 ===============

                         AMERICAN UTILICRAFT CORPORATION
                            PROFIT & LOSS (UNAUDITED)
                          JANUARY THROUGH DECEMBER 2002


   Ordinary Income/Expense
        Cost of Goods Sold
           FLEET OPERATIONS                                              755.00
                                                                  --------------
        Total COGS                                                       755.00

      Gross Profit                                                      -755.00

        Expense
           G & A EXPENSES                                            962,816.71
           MARKETING EXPENSES                                        529,067.16
           R & D EXPENSES                                            657,375.22
                                                                  --------------
        Total Expense                                              2,149,259.09
                                                                  --------------

   Net Ordinary Income                                            -2,150,014.09

   Other Income/Expense
      Other Income
        Interest Income                                               36,350.00
                                                                  --------------
      Total Other Income                                              36,350.00

      Other Expense
        Interest Exp-forklift                                            485.30
        Interest Expense - Stockholders                                1,041.66
        Interest on Phone Lease                                        2,821.81
                                                                  --------------
      Total Other Expense                                              4,348.77
                                                                  --------------

   Net Other Income                                                   32,001.23
                                                                  --------------

Net Income                                                        -2,118,012.86
                                                                  ==============



                                             AMERICAN UTILICRAFT CORPORATION
                                      STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                                       (UNAUDITED)
                                                 AS OF DECEMBER 31, 2002


                                              PREFERRED                               COMMON
                                                STOCK                                   STOCK
                                ------------------------------------    -----------------------------------
                                                                                                     $
                                 ISSUED AND     PRICE         $          ISSUED AND     PRICE     0.00001       ADDITIONAL
                                OUTSTANDING      PER       0.00001      OUTSTANDING      PER        PAR           PAID-IN
                                   SHARES       SHARE     PAR VALUE        SHARES       SHARE      VALUE          CAPITAL
                                ------------- ----------- ----------    ------------- ----------- ---------     ------------
Balance December 31, 2002          1,970,787                 $20.00        9,861,822                $98.20      $11,800,581

Unregistered Stock Sold
To Existing Shareholders*                                                    563,000       $1.00                   $563,000

Unregistered Stock Sold
To Existing Shareholders*                                                    609,278       $0.50                   $304,639

Unregistered Stock Issued
To Existing Shareholders*
for Loans                                                                    931,560       Loans
Unregistered Stock Issued
for Misc                                                                      82,192
Unregistered Stock Issued
To Existing Shareholders*                                                                   Loan
for Loans                                                                     15,000   Extention

Unregistered Stock Issued
Mr. Smith for securing
Aircraft                                                                   1,121,500

Total for 2002                             0                  $0.00        3,322,530                $33.23         $867,639
----------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2002          1,970,787                 $20.00       13,184,352               $131.43      $12,668,220
----------------------------------------------------------------------------------------------------------------------------
*Existing shareholders and their Friends & Family


                         AMERICAN UTILICRAFT CORPORATION
                       STATEMENT OF CASH FLOWS (UNAUDITED)
                          JANUARY THROUGH DECEMBER 2002


OPERATING ACTIVITIES
     Net Income                                                    2,188,075.84
     Adjustments to reconcile Net Income
     to net cash provided by operations:
        Loans to Officers:Allowance for Bad Debt                      84,021.00
        Loans to Officers:Loans                                      -85,034.70
        Payroll Asset - Advances                                      -1,000.00
        Prepaid Rent                                                     200.00
        Accounts Payable                                             170,264.96
        Aspire Visa                                                      200.00
        Bank of America Credit Cd 2353                                   593.20
        Bank of America Credit Cd 7900                                   884.67
        Capital One Visa                                               3,060.87
        Direct Merchants MC                                              983.91
        First Ntl Bank of Omaha Visa                                   2,138.43
        Home Depot                                                       510.53
        Office Depot                                                     991.68
        Providian Mastercard                                             918.29
        Accrued Expenses                                              -2,500.00
        Lease Payable - Phone System                                  10,721.92
        Loan Payable-forklift                                         -2,480.76
        Loans-Misc Other Short Term                                  321,041.66
        Payroll Liabilities:Accrued Payroll Expenses                  16,163.02
        Payroll Liabilities:DC W/H Tax                                   819.51
        Payroll Liabilities:Federal W/H                               81,984.49
        Payroll Liabilities:FICA/MCARE                                81,776.30
        Payroll Liabilities:Georgia W/H                               26,003.31
        Payroll Liabilities:VA Withholding                               294.00
                                                                ----------------
   Net cash provided by
      Operating Activities                                         1,529,289.43


   INVESTING ACTIVITIES
     Accumulated Depreciation                                         79,986.00
     Computer Equipment                                               18,362.35
     Leasehold Improvements                                           -1,206.75
     Accumulated amortization                                        168,572.00
     Prepaid Rent-non current                                         10,488.00
                                                                ----------------
   Net cash provided by
      Investing Activities                                           239,476.90


   FINANCING ACTIVITIES
     Deferred Compensation Accrued                                   315,038.00
     Offering costs                                                   87,645.39
     Additional Paid In Capitals:
        Add'l PaidIn Cap-Cash Invest                                 923,000.00
                                                                ----------------
   Net cash provided by
      Financing Activities                                         1,150,392.61
                                                                ----------------

Net cash increase for period                                         139,419.92
                                                                ----------------

Cash at beginning of period                                          177,764.31
                                                                ----------------
Cash at end of period                                                 38,344.39
                                                                ----------------

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

All accounting and financial disclosures in this filing are unaudited. There have been no substantive changes or disagreements with accounts on the accounting and financial disclosure as our certified audits have not yet been conducted. It is the Company's intent that certified audits of the accounting and financial disclosures in this filing will be conducted and made available to the public at a future date.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
----------------------------------------------------------

The following persons are our directors, executive officers and significant employees:

NAME                       AGE              POSITION
----                       ---              --------

John J. Dupont             55       President, Chief Executive Officer,
                                    Director
James S. Carey             50       Executive Vice President; Vice
                                    President of Marketing; Secretary; Director
R. Darby Boland            51       Vice President, General Manager,
                                    Director
Edward F. Eaton            52       General Counsel, Director
Thomas A. Dapogny          40       Vice President of Operations
M. Karen Shoemaker         45       Principal Accounting Officer


TERM OF OFFICE
Upon this offering, we will have four directors. In accordance with our amended Bylaws, the terms of office of the members of our board of directors are divided into three classes: Class I, whose term will expire in 2004, Class II, whose term will expire at in 2005 and Class III, whose term will expire in 2003. Mr. Carey serves as the Class I director, Mr. Boland serves as the Class II director, and Mr. Dupont and Mr. Eaton serve as the Class III directors.


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


Summary Compensation Table for 2002
-----------------------------------------------------------------------------------------------------------
                                                                     Annual Compensation
-----------------------------------------------------------------------------------------------------------
Name and Principal Position                 Fiscal      Salary*            Actual Amount    Other Annual
                                            Year                           Paid             Compensation
-----------------------------------------------------------------------------------------------------------
John J. Dupont (1)                          2002        $250,000*          $ 144,999.98     $        0
  President and Chief Executive Officer
-----------------------------------------------------------------------------------------------------------
James S. Carey (2)                          2002        $125,000*          $ 80,999.92      $        0
   Executive Vice President; Vice
   President of Marketing
-----------------------------------------------------------------------------------------------------------
Thomas Dapogny (3)
   Vice President of Operations             2002        $125,000*          $ 80,999.92      $        0
-----------------------------------------------------------------------------------------------------------
R. Darby Boland (4)                         2002        $ 80,000*          $61,511.35       $        0
   General Manager, Vice President
-----------------------------------------------------------------------------------------------------------

*Salaries: While we must offer appropriate salaries in order to retain necessary personnel, the Company has not had the funding at this point in time to pay its officers their full salary. As such and to assist the Company through its developmental stages, the officers may elect to defer payment of their full salary.
(1) Mr. Dupont elected to defer a portion of his compensation for 2002 in the amount of $50,000. Mr. Dupont elected to defer a portion of his compensation for 2001 in the amount of $122,204. Mr. Dupont has been deferring a portion of his compensation each year since 1990. In October 2000 Mr. Dupont elected to convert all deferred compensation due him as of December 31, 1999 into a warrant to purchase shares of our common stock. For each dollar of deferred compensation owed to him, he received a warrant to purchase one share of our common stock for a total of 410,962 shares. The warrants have an exercise price of $3.00, expire on September 30, 2003 and vest as follows: 50% immediately, 25% on the first anniversary of the date of the warrant and 25% on the second anniversary of the date of the warrant.
(2) Mr. Carey elected to defer a portion of his compensation for 2002 in the amount of $44,000. Mr. Carey elected to defer a portion of his compensation for 2001 in the amount of $52,613. Mr. Carey has been deferring a portion of his compensation each year since 1991. In October 2000 Mr. Carey elected to convert all deferred compensation due him as of December 31, 1999 into a warrant to purchase shares of our common stock. For each dollar of deferred compensation owed to him he received a warrant to purchase one share of our common stock for a total of 336,461 shares. The warrants have an exercise price of $3.00, expire on September 30, 2003 and vest as follows: 50% immediately, 25% on the first anniversary of the date of the warrant and 25% on the second anniversary of the date of the warrant.
(3) Mr. Dapogny elected to defer a portion of his compensation for 2002 in the amount of $44,000. Mr. Dapogny elected to defer a portion of his compensation for 2001 in the amount of $56,950. Mr. Dapogny has been deferring a portion of his compensation each year since 1998. In October 2000 Mr. Dapogny elected to convert all deferred compensation due him as of December 31, 1999 into a warrant to purchase shares of our common stock. For each dollar of deferred compensation owed to him he received a warrant to purchase one share of our common stock for a total of 70,731 shares. The warrants have an exercise price of $3.00, expire on September 30, 2003 and vest as follows: 50% immediately, 25% on the first anniversary of the date of the warrant and 25% on the second anniversary of the date of the warrant.
(4) Mr. Boland elected to defer a portion of his compensation for 2002 in the amount of $18,488.65. Mr. Boland elected to defer a portion of his compensation for 2001 in the amount of $29,535. Mr. Boland has been deferring a portion of his compensation each year since 2001.

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

                                                                     SHARES OF
                                                                     VOTING STOCK       Percentage of Class
                                                                     BENEFICIALLY       Beneficially
NAME OF BENEFICIAL OWNER (1)                   Title of Class        OWNED (1)(2)       Owned
-------------------------                      --------------        ------             -----
John J. Dupont (4)                             Series A Preferred    1,083,000         54.95%
                                               Common                1,288,481          9.75%
R. Darby Boland (5)                            Series A Preferred    887,787           45.05%
                                               Common                887,787            6.72%
James S. Carey (6)                             Common                323,271            2.45%
Edward Eaton(7)                                Common                101,232            0.77%
Thomas Dapogny (8)                             Common                129,722            0.98%
Douglas E. Smith (9)                           Common                1,665,607         22.62%
Karen Morgison (10)                            Common                1,209,329          9.15%
Patricia D. Parsons(11)                        Common                912,000           16.86%
Harlyn Hubbs                                   Common                779,076            5.90%
Swartz Private Equity, LLC (12)                Common                110,000            0.83%
LeRoy Svendsen                                 Common                478,800            3.62%

All executive officers and directors as a      Common                2,730,493         20.66%
  group (5 persons)                            Series A Preferred    1,970,787        100.00%

-----------
(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Pursuant to the rules of the Securities and Exchange Commission, shares of our common stock that each named person and group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights, are deemed outstanding for purposes of computing shares beneficially owned by and the percentage ownership of each such person and group. However, such shares are not deemed outstanding for purposes of computing the shares beneficially owned by or percentage ownership of any other person or group.
(2) Unless otherwise noted, all shares listed are owned of record and the record owner has sole voting and investment power, subject to community property laws where applicable and the information contained in the footnotes to this table.
(3) Includes 1,083,000 shares of our common stock issuable upon conversion of our Series A Convertible Preferred Stock and 205,481 shares of our common stock issuable upon exercise of a common stock purchase warrant exercisable by Mr. Dupont at or within 60 days after the date hereof.
(4) Includes 887,787 shares of our common stock issuable upon conversion of our Series A Convertible Preferred Stock convertible by Mr. Boland at or within 60 days after the date hereof.
(5) Includes 168,231 shares of our common stock issuable upon exercise of a common stock purchase warrant that is exercisable by Mr. Carey at or within 60 days after the date hereof.
(6)      Mr. Eaton holds these shares together with his wife.
(7) Includes 35,366 shares of our common stock issuable upon exercise of a common stock purchase warrant that is exercisable by Mr. Dapogny at or within 60 days after the date hereof.
(8) Includes 458,900 shares of our common stock owned by the Smith Family Trust of which Mr. Smith is the trustee, and 150,000 shares of our common stock issuable upon exercise of a common stock purchase warrant that is exercisable by Mr. Smith at or within 60 days after the date hereof.
(9) Includes 126,329 shares of our common stock issuable upon exercise of a common stock purchase warrant that is exercisable by Edward Morgison, the spouse of Karen Morgison, at or within 60 days after the date hereof.
(10) Includes 1,000,000 shares of our common stock issuable upon exercise of a common stock purchase warrant issued to Patricia Parsons.
(11) Excludes 390,000 shares of our common stock issuable upon exercise of a common stock purchase warrant issued to Swartz Private Equity, LLC ("Swartz") as we do not have enough information to assert that Swartz will continue as a going concern.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

On October 20, 2002 the Company sold 100,000 shares of common stock to Ms. Patricia Parsons, a beneficial owner of the Company, for a $0.50 per share. The $50,000 purchase also included a warrant for 100,000 shares of common stock at an exercise price of $0.50 per share.

On November 18, 2002 the Company issued 1,121,500 shares of common stock and warrants for 1,121,500 shares of common stock exercisable at $4.00 per share to Mr. Douglas Smith, a beneficial owner of the Company, in exchange for his purchase of and lease agreement regarding a fleet of five (5) Cessna 404 aircraft to be used in the effort of building customers for the FF-1080 aircraft.

On December 2, 2002 the Company issued 757,000 shares of common stock and warrants to purchase 378,500 shares of common stock exercisable at $4.00 per share to Mr. Douglas Smith, a beneficial owner of the Company, in exchange for a loan of $378,500. The Company agreed to repay the loan within one calendar year.


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

                         AMERICAN UTILICRAFT CORPORATION



           /S/ JOHN J. DUPONT                 DATE:  APRIL 28, 2004
     ----------------------------------- --------------------------------
       JOHN J. DUPONT, PRESIDENT



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


       /S/R. DARBY BOLAND                      DATE:  APRIL 28, 2004
     -----------------------------------     --------------------------
     R. DARBY BOLAND, DIRECTOR


       /S/ EDWARD F. EATON                     DATE:  APRIL 28, 2004
     ---------------------------------       --------------------------
     EDWARD F. EATON, DIRECTOR