Form 10KSB
period 2003-12-31
AMERICAN UTILICRAFT CORP
filed 2004-04-30
CIK 1118190

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
                        Annual Report Pursuant to Section
                  15(d) of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 2003
                        COMMISSION FILE NUMBER 333-57552

                         AMERICAN UTILICRAFT CORPORATION

             (Exact name of Registrant as specified in its charter)

           Delaware                                             54-1577735
-------------------------------                          -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
  Incorporation or organization)                          Identification Number)

                                554 Briscoe Blvd
                          Lawrenceville, Georgia 30045
            --------------------------------------------------------
               (Address of principal executive officers, zip code)

                                  678-376-0898
            --------------------------------------------------------
               (Registrants telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be files by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

As of December 31, 2003 there were 15,422,208 shares of common stock, par value $.00001 per share, and 1,970,787 shares of preferred stock, par value $.00001 per share, of the registrant outstanding.

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

                                 Yes [ ]  No [X]

                                     PART I

ITEM 1. BUSINESS
----------------

THE COMPANY
At the end of 2003, American Utilicraft Corporation moved its headquarters onto the Gwinnett County Airport (LZU) into an office/hangar building at 554 Briscoe Blvd, Lawrenceville, Georgia 30045.

The Company, located in the Atlanta-Metropolitan area on Gwinnett County airport, was incorporated in the State of Delaware in August of 1990. American Utilicraft was formed to conceive and implement solutions to the problem of declining capacity in the short haul (or feeder) route segments of the air cargo hub and spoke system.

The result of the Company's research and development is a complete system for transporting air freight, centered around a new air vehicle specifically designed for medium range route segments, the FF-1080 Freight Feeder aircraft. The FF-1080 is capable of economically carrying standard industry air containers on short-to-medium range/medium density routes from airports with runways as short as 3,500 feet.

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

At the end of 2002 and throughout 2003, the Company has conducted an intensive marketing strategy called AUC X-Press to secure orders for the FF-1080. The Company acquired the use of a fleet of five (5) Cessna 404s. The Company used this fleet and the larger (Beechcraft 1900) aircraft of an independent operator to fulfill contracted operations. In the course of operations, the Company secured the trademark to FlexFreightTM and offered a new model of air cargo operations and its inherent savings to customers throughout the United States who were not transportation operators themselves. This strategy also proved the Company's expertise in real-world route, pricing, and operational analysis. The success of this marketing strategy, which focused on multiple-stop Just-In-Time delivery popular in manufacturing logistics operations, proved key to securing: a letter of intent for 300 FF-1080 aircraft; the purchase agreement of the first 36 aircraft; and the distributorship agreement committing to 300 aircraft.

THE PRODUCT
The FF-1080 is capable of economically carrying standard industry air containers on short-to-medium range/medium-density routes from feeder airports with runways as short as 3,500 feet, opening up thousands of additional airports in this growing market.

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

The primary market niche for which the FF-1080 twin-engine turboprop aircraft is targeted is the growing distribution requirement for more shipments with in-transit visibility and containerization delivered as close as possible to its end destination. This market niche includes the freight feed operations of the overnight/two day express airlines, the airline freight feeder market, the world postal services, manufacturing just-in-time inventory and fulfillment, the combination passenger/cargo airlines, and the international airlines. Specifically, the initial client base that we are targeting consists of the major dedicated freight companies, such as Federal Express, United Parcel Service and DHL, as well as the major U.S. passenger airlines, such as American Airlines, Continental Airlines, Delta Airlines, Northwest Airlines, SouthWest Airlines, United Airlines and US Air, seeking to expand their freight services. A secondary target is major international passenger airlines seeking to expand freight operations. The cargo that we will carry will be standard industry air containers containing a variety of packages including commercial shipments ranging from e-commerce retailers directly to customers to manufacturing supply chain operations.

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

Intermediate Aircraft
---------------------
Intermediate-sized aircraft such as the DeHavilland Dash 8, Aerospatiale ATR42 and 72, Saab 340, Embraer EM120, Dornier 328 and CASA 235 were specifically designed to haul passengers at high speeds to the major hub airports. Therefore, their designs cannot be modified to accommodate the features needed in a pure freighter aircraft, such as a larger forward side cargo door, high point-load capable floors, cargo net attachments, and a container roller system, and, as a result, they pose no competitive threat to our market segment. The new aircraft in this category, the CASA 235, was designed for dual passenger and cargo use. Although the CASA 235 has a rear ramp door, its heavy aircraft empty weight and slow cruise speed causes a range/payload deficiency in both freight and passenger operations. There is no cost-effective means to convert any of these existing aircraft into cargo airplanes which is why FAA-compliant cargo modification procedures for these planes have not been developed. In addition, all of these aircraft are unable to operate from airfields with runways of 3,500 feet or less because they were designed for high-speed takeoffs from long runways. For these reasons, current owners of fleets of these aircraft are presently exploring placing them in Third-World and developing nations as passenger aircraft and parts (scavenged) aircraft in order to gain some revenue from their use.

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


FAA TYPE CERTIFICATE
Type certification is the process that conforms the FF-1080 engineering and flight characteristics to FAA requirements. The type certification process legally enables a U.S. manufacturer to mass-produce its aircraft "type," insuring that each delivered FF-1080 meets identical safety and performance requirements. The regulations governing an FAA Type Certificate for the FF-1080 are contained in Federal Aviation Rules (FAR) Part 25. The FARs require that the manufacturer to provide drawings and engineering data for every component of the aircraft. The engineering data must show precisely what stresses will be imposed on the component during its operational life. Its capabilities must exceed these stresses by a minimum of 50 percent. The FF-1080 is designed with even greater margins of safety and uses as many proven industry-standard and "off-the-shelf" items as possible for safety, ease of certification and ease of maintenance. The quality of each component must also be shown to be repeatable during the manufacturing process, and when AUC buys a part from another manufacturer, the part must also be certified by AUC, or under a specific "Technical Standard Order (TSO)" by the FAA.

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


THE MARKET
There was a noticeable increase of optimism building in the aviation industry in the latter half of this year that was apparent at the September 2003 NBAA (National Business Aviation Association) Convention. With international orders, overall market requirements still unfulfilled, and the industry poised for recovery, the Company sees great potential for its program if it can secure the funds to construct the FF-1080 pre-production (uncertified) prototype.

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

The Company's sales and marketing efforts primarily consist of direct sales initiatives with prospective airline customers and large commercial operations that can influence the sale of aircraft. The direct sales efforts entails the preparation of aircraft route and market analysis, and aircraft cost and benefit analysis, in conjunction with customer airline planning teams. As customer sales initiatives approach the decision-making stage, the sales effort focus on the development of sales contractual agreements and aircraft financing support. Secondarily, the marketing and sales effort consists of participation in air cargo industry trade shows that include the National Business Aircraft Association (NBAA) Annual Conference, the Regional Airline Association Annual Meeting, the National Defense Industry Association (NDIA) symposia, and other U.S. and international trade shows. These presentations include a display of the full-scale mockup of the FF-1080 and video and graphic presentations of the key features and operating economics of the FF-1080. Upon completion of the preproduction prototype, trade show presentations and customer sales efforts will also include flight demonstrations of the FF-1080 and the aircraft's systems. Finally, the marketing effort will be supported by advertising and promotional campaigns appearing in premier worldwide airline industry trade publications. These efforts emphasize the benefits and features of the FF-1080 to air shippers and airline operators as well as to companies and industries in need of multiple-stop Just-In-Time shipping to support for their manufacturing supply chains.

The FF-1080 is particularly well suited performing a great many military and governmental support missions far more effectively, and at lower relative cost than any other air or ground vehicle. The Company is a member of the NDIA (National Defense Industry Association). In November 2001 the Company received Certified Government Contractor status and submitted a proposal in response to the Pentagons' request for U.S. companies to submit proposals to combat the threat of terrorism in the U.S. While the Company has long standing relationships with Government agencies who are kept updated as to the program's progress, the Company's business plan does not rely on military or Government sales for its success.


ITEM 2. PROPERTIES
------------------

Our principal executive office is located at 554 Briscoe Blvd, Lawrenceville, Georgia 20045, on Gwinnett County Airport (LZU). We have a 5-year lease for 18,000 square feet of hangar space and 5,000 square feet of office space for a monthly rent of $19,000. We intend to continue to use these facilities for our management, engineering supervision, and marketing efforts until additional facilities are completed.

Our lease at our 300 Petty Road N.E., Suite B office in Lawrenceville, Georgia location expired on December 31, 2003. We have continued to rent an additional month beyond the lease to complete out move from that premises. In January 2004, we will complete the vacating of the office/warehouse space and will be entirely housed in the office/hangar on Gwinnett County Airport (LZU).


ITEM 3. LEGAL PROCEEDINGS
-------------------------

We are not a party to any material legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

In the June of 2003 matter submitted to security holders and concerning the Company's intent to initiate the AUC X-Press initiative to help secure orders for FF-1080 aircraft: The common stock votes received by June 25 in favor were 54.48% of the common stock. No votes received were opposed. The Series A Preferred stock votes were 100% in favor. The tally of votes was: 27,850,643 in favor; 6,803,579 abstaining (not submitted); none opposed.

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

No cash dividends have been paid for the past four quarters.

QUARTERLY COMMON STOCK SALE PRICE RANGES (CALENDAR YEAR)

         Year         Quarter           High           Low
         ----         -------           ----           ---

         2001           1st             N/A            N/A
                        2nd             7.50           4.00
                        3rd             4.15           1.95
                        4th             3.75           1.45

         2002           1st             2.15           1.30
                        2nd             2.00           0.55
                        3rd             1.80           0.75
                        4th             1.05           0.73

         2003           1st             1.10           0.55
                        2nd             1.20           0.30
                        3rd             1.05           0.51
                        4th             1.00           0.40

The number of shareholders of record for the Company's common stock as of December 31, 2003 was 134, and the number of common stock shares issued and outstanding was 15,422,208. The market price of our stock at the end of this year was $0.51.


RECENT SALES OF UNREGISTERED/RESTRICTED SECURITIES
The Company has obtained investment capital, loans, extensions on loans, or the relief of debt and accounts payable through the private sale and issuance of unregistered/restricted common shares. As a development-stage company, these transactions represent the Company's only income.

From February 14, 2003 through November 11, 2003 the Company issued shares to existing investors, their friends and family for an aggregate of 290,000 shares of common stock in exchange for loans.

From March 15, 2003 through November 21, 2003 the Company issued shares to existing investors, their friends and family for an aggregate of 460,000 shares of common stock in exchange for extensions on loans.

On April 25, 2003 the Company issued 342,000 shares to Patricia Parsons in keeping with the December 5, 2001 Warrant sale agreement which included provisions to protect her equity percentage.

On April 29, 2003 the Company issued 500,000 shares to Saylor Marketing Profit Sharing Plan in exchange for a secured loan of $300,000.

On June 12, 2003 the two officers of the Company, John J. Dupont (President,
CEO) and R. Darby Boland (VP, General Manager) personally guaranteed and secured a loan for $375,000 from Ronald Parsons to American Utilicraft. The two officers signed a Promissory Note to secure the loan, for compensation of which to date they have not received. For making the loan to the Company, Parsons' received

375,000 shares of common stock. Parsons' deducted $18,750 (5%) from the loan to pay AmeriFinancial at closing; $5,000 of Parsons' legal fees were also paid out of the loan. The total amount of cash realized by the Company in form of this loan was $351,250.

On August 14, 2003 the Company issued 100,000 shares to Mr. Trolard in exchange for a loan of $183,572.75.

From June 13, 2003 through December 17, 2003 the Company sold shares to existing investors, their friends and family for an aggregate of 154,000 shares of common stock at $0.25/share.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

The Company financing efforts remain adversely affected by the current economic environment.

The market price of our stock at the end of this year was $0.51. The volume of trading was very low and sporadic throughout the year.

As the Company can currently only survive through capital investment, it is likely that the Company will have to sell unregistered stock until a new financing program is enacted that provides sufficient funding.

The Company is currently researching alternative financing plans that will work in the new economic environment.

ITEM 7. FINANCIAL STATEMENTS
----------------------------

================================================================================

                         AMERICAN UTILICRAFT CORPORATION
                            BALANCE SHEET (UNAUDITED)
                             AS OF DECEMBER 31, 2003


   ASSETS
      Current Assets
         Checking/Savings
           Bank of America                               -48,351.27
           Wachovia Checking                             233,037.77
                                                     --------------
         Total Checking/Savings                          184,686.50

         Accounts Receivable
           Accounts Receivable                            27,416.65
                                                     --------------
         Total Accounts Receivable                        27,416.65

         Other Current Assets
           Accounts Receivable - misc                     19,092.82
           Inter Company Account - AUCX                   77,707.99
           Loans to Officers                                 769.53
           Prepaid Rent                                   10,488.00
           Security Dep                                    5,991.00
                                                     --------------
         Total Other Current Assets                      114,049.34
                                                     --------------
      Total Current Assets                               326,152.49

      Fixed Assets
         Accumulated Depreciation                       -315,631.31
         Computer Equipment                              296,764.74
         Equipment                                       137,243.35
         Fleet Planes                                    -20,000.00
         Furniture                                        40,873.21
         Leasehold Improvements                           96,726.62
                                                     --------------
      Total Fixed Assets                                 235,976.61

      Other Assets
         Accumulated amortization                       -379,287.00
         Patents, IntellectProp & Design               1,180,000.00
         Prepaid Rent-non current                          7,866.00
                                                     --------------
      Total Other Assets                                 808,579.00
                                                     --------------
   TOTAL ASSETS                                        1,370,708.10
                                                     ==============

   LIABILITIES & EQUITY
      Liabilities
         Current Liabilities
           Accounts Payable
              Accounts Payable                         1,319,549.29
                                                     --------------
           Total Accounts Payable                      1,319,549.29

           Credit Cards
              1st Nat'l Bank of Omaha Visa                 5,582.35
              Advanta Mastercard                           2,106.72
              American Express 41005                      69,737.34
              Aspire Visa                                  7,496.21
              AVFUEL                                       8,353.60
              Bank of America Credit Cd 2353               1,783.41
              Bank of America Credit Cd 7900               1,361.34
              Capital One Visa                            19,897.10
              Direct Merchants MC                         18,736.88
              First Ntl Bank of Omaha Visa                10,380.37
              Home Depot                                   3,038.00
              JD Personal Wachovia Visa                   14,839.17
              Lowes                                          -25.15
              Multi Service                                  189.29
              Office Depot                                 5,569.52
              Providian Mastercard                         3,807.57
                                                     --------------
           Total Credit Cards                            172,853.72

           Other Current Liabilities
              Accrued Expenses                           110,000.00
              Lease Payable - Phone System                 1,662.28
              Loan Payable-forklift                        1,906.10
              Loan Payable Saylor                        299,034.38
              Loans-Misc Other Short Term                973,541.70
              Payroll Liabilities                        226,826.92
              Promissory Note Payable                     51,500.00
                                                     --------------
           Total Other Current Liabilities             1,664,471.38
                                                     --------------
                     Total Current Liabilities         3,156,874.39

         Long Term Liabilities
           Deferred Compensation Accrued                 835,668.00
           Offering costs                             -1,205,806.75
                                                     --------------
         Total Long Term Liabilities                    -370,138.75
                                                     --------------
      Total Liabilities                                2,786,735.64

      Equity
         Additional Paid In Capitals                  13,703,955.53
         Common Stock                                         98.00
         Opening Bal Equity                                   -1.86
         Preferred Stock                                      20.00
         Retained Earnings                           -13,145,370.93
         Treasury Stock                                  -65,000.00
         Net Income                                   -1,909,728.28
                                                     --------------
      Total Equity                                    -1,416,027.54
                                                     --------------
   TOTAL LIABILITIES & EQUITY                          1,370,708.10
                                                     ==============

================================================================================

                         AMERICAN UTILICRAFT CORPORATION
                            PROFIT & LOSS (UNAUDITED)
                          JANUARY THROUGH DECEMBER 2003


      Ordinary Income/Expense
           Income
              Hangar Rental Income                      10,361.18
              Income Uncategorized                     392,812.79
              Revenue-AUCXPRESS Customers              240,963.00
              Revenue AUCXPRESS                         12,132.32
                                                   --------------
           Total Income                                656,269.29

           Cost of Goods Sold
              FLEET OPERATIONS                         278,964.88
                                                   --------------
           Total COGS                                  278,964.88
                                                   --------------
         Gross Profit                                  377,304.41

           Expense
              G & A EXPENSES                         1,246,963.03
              MARKETING EXPENSES                       156,743.36
              R & D EXPENSES                           220,554.25
                                                   --------------
           Total Expense                             1,624,260.64
                                                   --------------
      Net Ordinary Income                           -1,246,956.23

      Other Income/Expense
         Other Income
           Interest Income                              20,400.00
                                                   --------------
         Total Other Income                             20,400.00

         Other Expense
           Interest Exp-forklift                           679.42
           Interest Expense - Stockholders              23,250.04
           Interest on Phone Lease                         235.15
                                                   --------------
         Total Other Expense                            24,164.61
                                                   --------------
      Net Other Income                                  -3,764.61
                                                   --------------
   Net Income                                       -1,250,720.84
                                                   ==============

=========================================================================================================================

                                             AMERICAN UTILICRAFT CORPORATION
                                      STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                                       (UNAUDITED)
                                                 AS OF DECEMBER 31, 2003

                                              PREFERRED                               COMMON
                                                STOCK                                  STOCK
                                ------------------------------------    -------------------------------
                                 ISSUED AND     PRICE         $          ISSUED AND    PRICE      $          ADDITIONAL
                                OUTSTANDING      PER       0.00001      OUTSTANDING     PER    0.00001        PAID-IN
                                   SHARES       SHARE     PAR VALUE        SHARES      SHARE   PAR VALUE      CAPITAL
                                ------------- ----------- ----------    ------------- -------- ---------    -------------
  Balance December 31, 2002        1,970,787                 $20.00       13,184,352            $131.43      $12,668,220

    Unregistered Stock Sold
  To Existing Shareholders*                                                  154,000    $0.25     $1.54          $38,500
  Unregistered Stock Issued
  To Existing Shareholders*
                   for Misc                                                  116,856              $1.17
  Unregistered Stock issued
  To Existing Shareholders*
                  for Loans                                                  290,000              $2.90

  Unregistered Stock Issued
  To Existing Shareholders*
    for Extensions on Loans                                                  460,000              $4.60

  Unregistered Stock Issued
              To Parson for
    anti-dilution provision                                                  342,000              $3.42

  Unregistered Stock Issued
  To Existing Shareholders*
          for $300,000 Loan                                                  500,000              $5.00
  Unregistered Stock Issued
  To Existing Shareholders*
          for $375,000 Loan                                                  375,000              $3.75
             Total for 2002                0                  $0.00        2,237,856             $22.38
                                ------------- ----------- ----------    ------------- -------- ---------    -------------
                                                                                                                 $38,500
  Balance December 31, 2002        1,970,787                 $20.00       15,422,208            $153.81      $12,706,720
                                ------------- ----------- ----------    ------------- -------- ---------    -------------

*Existing shareholders and their Friends & Family

                                                                                                                 14 of 24

================================================================================

                         AMERICAN UTILICRAFT CORPORATION
                       STATEMENT OF CASH FLOWS (UNAUDITED)
                          JANUARY THROUGH DECEMBER 2003


     OPERATING ACTIVITIES
     Net Income                                          -1,909,728.28
     Adjustments to reconcile Net Income
      to net cash provided by operations:
        Accounts Receivable                                 -27,416.65
        Inter Company Account - AUCX                        -77,707.99
        Loans to Officers:Allowance for Bad Debt             30,160.00
        Loans to Officers:                                   30,890.42
        Payroll Asset - Advances                              1,000.00
        Accounts Payable                                    598,789.67
        1st Nat'l Bank of Omaha Visa                          5,582.35
        Advanta Mastercard                                    2,106.72
        American Express 1                                   69,737.34
        Aspire Visa                                           7,296.21
        AVFUEL                                                8,353.60
        Bank of America Credit Cd 1                           1,190.21
        Bank of America Credit Cd 2                             476.67
        Capital One Visa                                     16,836.23
        Direct Merchants MC                                  17,752.97
        First Ntl Bank of Omaha Visa                          8,241.94
        Home Depot                                            2,527.47
        JD Personal Wachovia Visa                            14,839.17
        Lowes                                                   -25.15
        Multi Service                                           189.29
        Office Depot                                          4,577.84
        Providian Mastercard                                  2,889.28
        Lease Payable - Phone System                        -12,603.72
        Loan Payable-forklift                                -2,228.26
        Loan Payable Saylor                                 299,034.38
        Loans-Misc Other Short Term                         652,500.04
        Payroll Liabilities:DC W/H Tax                         -517.04
        Payroll Liabilities:Fed Unemployment                     16.62
        Payroll Liabilities:Federal W/H                      15,592.31
        Payroll Liabilities:FICA/MCARE                       11,041.26
        Payroll Liabilities:Georgia W/H                      10,110.14
        Payroll Liabilities:VA Withholding                     -294.00
        Promissory Note Payable                              51,500.00
                                                        --------------
     Net cash provided by Operating Activities             -228,093.92

     INVESTING ACTIVITIES
       Computer Equipment                                      -637.28
       Equipment                                             -1,550.00
       Fleet Planes                                          20,000.00
       Furniture                                               -835.30
       Leasehold Improvements                                -5,909.16
                                                        --------------
     Net cash provided by Investing Activities               11,068.26

     FINANCING ACTIVITIES
       Deferred Compensation Accrued                        185,982.00
       Offering costs                                        16,367.63
       Additional Paid In Capitals                          226,020.00
       Opening Bal Equity                                        -1.86
       Treasury Stock                                       -65,000.00
                                                        --------------
     Net cash provided by Financing Activities              363,367.77
                                                        --------------
      Net cash increase for period                          146,342.11

      Cash at beginning of period                            38,344.39
                                                        --------------
      Cash at end of period                                 184,686.50
                                                        ==============

================================================================================

                               NOTES TO FINANCIALS

                   ------------------------------------------

1.       Description of the Company
         --------------------------

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

2.       Summary of significant accounting policies
         ------------------------------------------

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

3.       Development stage operations
         ----------------------------

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

4.       Going concern
         -------------

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

5.       Shareholder Loan Extensions
         ---------------------------

While the Company has managed to pay off its larger debts including most of those to shareholders, loan extensions from shareholders have cost the Company significant equity and may continue to do so until the Company has sufficient funding to settle the accounts.

6.       Re-Acquired Common Stock
         ------------------------

The Company has agreed to re-acquire stock purchased by a shareholder in 1996 for the original selling price plus modest interest. The Company has stipulated a payment plan since it cannot support making any lump payment until the Company has acquired substantial financing.

7.       Debt Owed to Officers
         ---------------------

         (a) Officers of the Company have loaned money to the Company during this and past fiscal years for compensation of which to date they have not received.

         (b) Officers of the Company have deferred some of their compensation in 2003 as in the past. However, for 2003 some unpaid salary remains as debt owed by the Company.

================================================================================

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

There have been no changes nor disagreements with accounts on the accounting and financial disclosure. All disclosures in this filing are unaudited.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
----------------------------------------------------------

The following persons are our directors, executive officers and significant employees:

NAME                           AGE                   POSITION
----                           ---                   --------

John J. Dupont                 56            President, Chief Executive Officer,
                                             Director
R. Darby Boland                52            Vice President, General Manager,
                                             Director
Edward F. Eaton                53            General Counsel, Director
Thomas A. Dapogny              41            Vice President of Operations
M. Karen Shoemaker             46            Principal Accounting Officer


TERM OF OFFICE
Upon this offering, we will have four directors. In accordance with our amended Bylaws, the terms of office of the members of our board of directors are divided into three classes: Class I, whose term will expire in 2004, Class II, whose term will expire at in 2005 and Class III, whose term will expire in 2006. The Company expects the director position held by Mr. Carey, who served as the Class I director, will be filled in 2004. Mr. Boland serves as the Class II director, and Mr. Dupont and Mr. Eaton serve as the Class III directors.


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

Summary Compensation Table for 2003
------------------------------------------- ----------- --------------------------------------------------------
                                                                            Annual Compensation
------------------------------------------- ----------- --------------------------------------------------------
Name and Principal Position                 Fiscal      Salary*            Actual Amount    Other Annual
                                            Year                           Paid             Compensation
------------------------------------------- ----------- ------------------ ---------------- --------------------
John J. Dupont (1)                          2003        $250,000*          $ 144,230.75     $          0
  President and Chief Executive Officer
------------------------------------------- ----------- ------------------ ---------------- --------------------
Thomas Dapogny (2)                          2003        $125,000*          $  67,692.24     $          0
   Vice President of Operations
------------------------------------------- ----------- ------------------ ---------------- --------------------
R. Darby Boland (3)                         2003        $ 80,000*          $  64,956.86     $          0
  General Manager, Vice President
------------------------------------------- ----------- ------------------ ---------------- --------------------

*Salaries: While we must offer appropriate salaries in order to retain necessary personnel, the Company has not had the funding at this point in time to pay its officers their full salary. As such and to assist the Company through its developmental stages, the officers may elect to defer payment of their full salary.
(1) Mr. Dupont elected to defer a portion of his compensation for 2003 in the amount of $50,000; $55,769.25 remains as debt owed to Mr. Dupont. Mr. Dupont elected to defer a portion of his compensation for 2002 in the amount of $50,000. Mr. Dupont elected to defer a portion of his compensation for 2001 in the amount of $122,204. Mr. Dupont has been deferring a portion of his compensation each year since 1990.
(2) Mr. Dapogny elected to defer a portion of his compensation for 2003 in the amount of $44,000; $13,307.76 remains as debt owed to Mr. Dapogny. Mr. Dapogny elected to defer a portion of his compensation for 2002 in the amount of $44,000. Mr. Dapogny elected to defer a portion of his compensation for 2001 in the amount of $56,950. Mr. Dapogny has been deferring a portion of his compensation each year since 1998.
(3) Mr. Boland elected to defer a portion of his compensation for 2003 in the amount of $15,043.14. Mr. Boland elected to defer a portion of his compensation for 2002 in the amount of $18,488.65. Mr. Boland elected to defer a portion of his compensation for 2001 in the amount of $29,535. Mr. Boland has been deferring a portion of his compensation each year since 2001.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

The following table sets forth certain information as to shares of our voting stock owned by (i) each person known to beneficially own more than five percent of our outstanding voting stock, (ii) each of our directors, including nominees for director, and each of our executive officers, and (iii) all of our executive officers and directors as a group. Unless otherwise indicated, the address of each named beneficial owner is the same as that of our principal executive offices located at 554 Briscoe Blvd, Lawrenceville, Georgia 30045.

                                                                            SHARES OF
                                                                            VOTING STOCK       Percentage of Class
                                                                            BENEFICIALLY       Beneficially
NAME OF BENEFICIAL OWNER (1)                          Title of Class        OWNED (1)(2)       Owned
-------------------------                             --------------        -------------      -------------------
John J. Dupont (3)                                    Series A Preferred    1,083,000           54.95%
                                                      Common                1,083,000            5.47%
R. Darby Boland (4)                                   Series A Preferred      887,787           45.05%
                                                      Common                  887,787            4.48%
Edward Eaton(5)                                       Common                  101,232            0.51%
Thomas Dapogny                                        Common                   94,371            0.48%
Douglas E. Smith (6)                                  Common                4,723,495           23.86%
Karen Morgison                                        Common                1,083,000            5.47%
Patricia D. Parsons(7)                                Common                3,044,300           15.38%
Richard J. Trolard(8)                                 Common                1,198,077            6.05%
LeRoy Svendsen                                        Common                  478,800            2.42%
All executive officers and directors as a
  group (4 persons)                                   Common                2,166,390           10.94%
                                                      Series A Preferred    1,970,787          100.00%

                                       22

-----------
(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Pursuant to the rules of the Securities and Exchange Commission, shares of our common stock that each named person and group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights, are deemed outstanding for purposes of computing shares beneficially owned by and the percentage ownership of each such person and group. However, such shares are not deemed outstanding for purposes of computing the shares beneficially owned by or percentage ownership of any other person or group.
(2) Unless otherwise noted, all shares listed are owned of record and the record owner has sole voting and investment power, subject to community property laws where applicable and the information contained in the footnotes to this table.
(3) Includes 1,083,000 shares of our common stock issuable upon conversion of our Series A Convertible Preferred Stock convertible by Mr. Dupont.
(4) Includes 887,787 shares of our common stock issuable upon conversion of our Series A Convertible Preferred Stock convertible by Mr. Boland.
(5)      Mr. Eaton holds these shares together with his wife.
(6) Includes 458,900 shares of our common stock owned by the Smith Family Trust of which Mr. Smith is the trustee, and 1,713,000 shares of our common stock issuable upon exercise of a common stock purchase warrant that is exercisable by Mr. Smith at or within 60 days after the date hereof.
(7) Includes 1,100,000 shares of our common stock issuable upon exercise of a common stock purchase warrant issued to Patricia Parsons, at or within 60 days after the date hereof.
(8) Includes 125,000 shares of our common stock issuable upon exercise of a common stock purchase warrant issued to Mr. Trolard, at or within 60 days after the date hereof.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

On April 25, 2003 the Company issued 342,000 shares of unregistered common stock to Patricia Parsons in keeping with the December 5, 2001 Warrant sale agreement which included provisions to protect her equity percentage.

Ronald Parsons is husband to Patricia Parsons, a beneficial owner of the Company. The loan transaction conducted with Mr. Parsons is outlined below. On June 12, 2003 the two officers of the Company, John J. Dupont (President, CEO) and R. Darby Boland (VP, General Manager) personally guaranteed and secured a loan for $375,000 from Ronald Parsons to American Utilicraft. The two officers signed a Promissory Note to secure the loan, for compensation of which to date they have not received. For making the loan to the Company, Parsons' received 375,000 shares of common stock, issued in the name of beneficial Owner, Patricia Parson. Parsons' deducted $18,750 (5%) from the loan to pay AmeriFinancial at closing; $5,000 of Parsons' legal fees were also paid out of the loan. The total amount of cash realized by the Company in form of this loan was $351,250.

Mr. Trolard made a loan of $183,572.75 to the Company in exchange for 100,000 shares of unregistered common stock.

Mr. Trolard loaned the Company $50,000 for which the Company issued 50,000 shares of unregistered common stock. Per the loan agreement, the Company has issued 300,000 additional shares for the extension on this loan.


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

13-1  Articles of Incorporation

13-2  By-laws of American Utilicraft Corporation

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, American Utilicraft Corporation. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                         AMERICAN UTILICRAFT CORPORATION


       /S/ JOHN J. DUPONT                            DATE:  APRIL 28, 2004
-----------------------------------               --------------------------
    JOHN J. DUPONT, PRESIDENT


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


      /S/ R. DARBY BOLAND                            DATE:  APRIL 28, 2004
-----------------------------------               --------------------------
   R. DARBY BOLAND, DIRECTOR


      /S/ EDWARD F. EATON                            DATE:  APRIL 28, 2004
-----------------------------------               --------------------------
    EDWARD F. EATON, DIRECTOR