Form 10QSB
period 2004-03-31
AMERICAN UTILICRAFT CORP
filed 2004-04-30
CIK 1118190

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                   FORM 10-QSB
                                   (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2004.
                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934
For the transaction period from         to        .
                                --------  --------

Commission file number    333-57552   .
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
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation of Organization)
                                554 Briscoe Blvd.
                          Lawrenceville, Georgia 30045
                          ----------------------------
               (Address of principal executive officers, zip code)

                                  678-376-0898
--------------------------------------------------------------------------------
               (Registrants telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

As of March 31, 2004 there were 17,609,748 shares of common stock, par value $.00001 per share, and 1,970,787 shares of preferred stock, par value $.00001 per share, of the registrant outstanding.

                          PART 1. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

                         AMERICAN UTILICRAFT CORPORATION
                            BALANCE SHEET (UNAUDITED)
                              AS OF MARCH 31, 2004


ASSETS
   Current Assets
      Checking/Savings
        Bank of America                                              -79,818.39
        Wachovia Checking                                             486,327.17
                                                                   -------------
      Total Checking/Savings                                          406,508.78

      Accounts Receivable
        Accounts Receivable                                            27,416.65
                                                                   -------------
      Total Accounts Receivable                                        27,416.65

      Other Current Assets
        Accounts Receivable - misc                                     19,092.82
        Inter Company Account - AUCX                                   67,707.99
        Loans to Officers                                                 769.53
        Prepaid Rent                                                   10,488.00
        Security Dep                                                    5,991.00
                                                                   -------------
      Total Other Current Assets                                      104,049.34
                                                                   -------------
   Total Current Assets                                               537,974.77

   Fixed Assets
      Accumulated Depreciation                                       -315,631.31
      Computer Equipment                                              296,764.74
      Equipment                                                       137,243.35
      Fleet Planes                                                    -20,000.00
      Furniture                                                        40,873.21
      Leasehold Improvements                                           96,726.62
                                                                   -------------
   Total Fixed Assets                                                 235,976.61

   Other Assets
      Accumulated amortization                                       -379,287.00
      Patents, IntellectProp & Design                               1,180,000.00
      Prepaid Rent-non current                                          7,866.00
                                                                   -------------
   Total Other Assets                                                 808,579.00
                                                                   -------------
TOTAL ASSETS                                                        1,582,530.38
                                                                   =============

LIABILITIES & EQUITY
   Liabilities
      Current Liabilities
        Accounts Payable
           Accounts Payable                                         1,323,018.28
                                                                   -------------
        Total Accounts Payable                                      1,323,018.28

        Credit Cards
           1st Nat'l Bank of Omaha Visa                                 6,735.53
           Advanta Mastercard                                           1,892.72
           American Express 1                                          69,737.34
           Aspire Visa                                                  6,484.74
           AVFUEL                                                       8,353.60
           Bank of America Credit Cd 1                                  1,536.30
           Bank of America Credit Cd 2                                  1,075.34
           Capital One Visa                                            39,897.10
           Direct Merchants MC                                         19,731.40
           First Ntl Bank of Omaha Visa                                 9,736.37
           Home Depot                                                   1,308.00
           JD Personal Wachovia Visa                                   21,168.75
           Lowes                                                          -25.15
           Multi Service                                                  189.29
           Office Depot                                                 4,873.52
           Providian Mastercard                                         3,556.57
           Wachovia Business Check Card                                31,477.51
                                                                   -------------
        Total Credit Cards                                            227,728.93

        Other Current Liabilities
           Accrued Expenses                                           110,000.00
           Lease Payable - Phone System                                   611.97
           Loan Payable-forklift                                        1,285.91
           Loan Payable Saylor                                        299,034.38
           Loans-Misc Other Short Term                                973,541.70
           Payroll Liabilities                                        249,258.49
           Promissory Note Payable                                     51,500.00
                                                                   -------------
        Total Other Current Liabilities                             1,685,232.45
                                                                   -------------
      Total Current Liabilities                                     3,235,979.66

      Long Term Liabilities
        Deferred Compensation Accrued                                 835,668.00
        Offering costs                                             -1,208,018.49
                                                                   -------------
      Total Long Term Liabilities                                    -372,350.49
                                                                   -------------
   Total Liabilities                                                2,863,629.17

   Equity
      Additional Paid In Capitals                                  13,703,955.53
      Common Stock                                                         98.00
      Opening Bal Equity                                                   -1.86
      Preferred Stock                                                      20.00
      Retained Earnings                                           -15,055,099.21
      Treasury Stock                                                  -65,000.00
      Net Income                                                      134,928.75
                                                                   -------------
   Total Equity                                                    -1,281,098.79
                                                                   -------------
TOTAL LIABILITIES & EQUITY                                          1,582,530.38
                                                                   =============

                         AMERICAN UTILICRAFT CORPORATION
                                  PROFIT & LOSS
                           JANUARY THROUGH MARCH 2004


   Ordinary Income/Expense
         Income
           Income Uncategorized                                       374,746.17
                                                                   -------------
         Total Income                                                 374,746.17

         Cost of Goods Sold
           FLEET OPERATIONS                                               553.30
                                                                   -------------
         Total COGS                                                       553.30

      Gross Profit                                                    374,192.87

         Expense
           G & A EXPENSES                                             160,008.13
           MARKETING EXPENSES                                           7,052.03
           R & D EXPENSES                                              10,339.59
                                                                   -------------
         Total Expense                                                177,399.75
                                                                   -------------
   Net Ordinary Income                                                196,793.12

   Other Income/Expense
      Other Expense
         Interest Exp-forklift                                             97.06
                                                                   -------------
      Total Other Expense                                                  97.06

   Net Other Income                                                       -97.06
                                                                   -------------
Net Income                                                            196,696.06
                                                                   =============


                                                AMERICAN UTILICRAFT CORPORATION
                                         STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                                          (UNAUDITED)
                                                      AS OF MARCH 31, 2004
                                              PREFERRED                                 COMMON
                                                STOCK                                    STOCK
                                ---------------------------------------   ---------------------------------------
                                 ISSUED AND      PRICE           $         ISSUED AND     PRICE            $        ADDITIONAL
                                OUTSTANDING       PER         0.00001     OUTSTANDING      PER          0.00001       PAID-IN
                                   SHARES        SHARE       PAR VALUE       SHARES       SHARE        PAR VALUE      CAPITAL
                                -----------   -----------   -----------   -----------   -----------   -----------   -----------
  Balance December 31, 2003       1,970,787                 $     20.00    15,422,208                 $    154.22   $12,706,720

  Unregistered Stock Sold
    to Existing Shareholders*                                                 912,540    $0.25        $      9.13   $   228,135

  Unregistered Stock Issued
    to Existing Shareholders*
    for Extensions on Loans                                                    75,000                 $      0.75

  Unregistered Stock Issued
    to Existing Shareholder
    for forgiving Debt**                                                    1,200,000                 $     12.00

          Total for 1Q 2004               0                 $      0.00     2,187,540                 $     21.88
                                -----------   -----------   -----------   -----------   -----------   -----------   -----------

     Balance March 31, 2004       1,970,787                 $     20.00    17,609,748                 $    176.10   $12,934,855
                                ===========   ===========   ===========   ===========   ===========   ===========   ============


*  Existing shareholders and their Friends & Family
** $300,000 debt was forgiven and securing asset allowed to be sold.

                         AMERICAN UTILICRAFT CORPORATION
                       STATEMENT OF CASH FLOWS (UNAUDITED)
                           JANUARY THROUGH MARCH 2004


      OPERATING ACTIVITIES
        Net Income                                                    134,928.75
        Adjustments to reconcile Net Income to net cash
        provided by operations:
           Inter Company Account - AUCX                                10,000.00
           Accounts Payable                                             3,468.99
           1st Nat'l Bank of Omaha Visa                                 1,153.18
           Advanta Mastercard                                            -214.00
           Aspire Visa                                                 -1,011.47
           Bank of America Credit Cd 1                                   -247.11
           Bank of America Credit Cd 2                                   -286.00
           Capital One Visa                                            20,000.00
           Direct Merchants MC                                            994.52
           First Ntl Bank of Omaha Visa                                  -644.00
           Home Depot                                                  -1,730.00
           JD Personal Wachovia Visa                                    6,329.58
           Office Depot                                                  -696.00
           Providian Mastercard                                          -251.00
           Wachovia Business Check Card                                31,477.51
           Lease Payable - Phone System                                -1,050.31
           Loan Payable-forklift                                         -620.19
           Payroll Liabilities:Fed Unemployment                           268.31
           Payroll Liabilities:Federal W/H                             10,042.64
           Payroll Liabilities:FICA/MCARE                               9,103.78
           Payroll Liabilities:Georgia W/H                              3,016.84
                                                                  --------------
      Net cash provided by Operating Activities                       224,034.02

      FINANCING ACTIVITIES
        Offering costs                                                  2,211.74
                                                                  --------------
      Net cash provided by Financing Activities                        -2,211.74
                                                                  --------------
   Net cash increase for period                                       221,822.28

   Cash at beginning of period                                        184,686.50
                                                                  --------------
   Cash at end of period                                              406,508.78
                                                                  ==============

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

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

In the opinion of management, the condensed financial statements reflect all adjustments considered necessary for a fair presentation and all such adjustments are of a normal and recurring nature. The results of operations as presented in this report are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2004.

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

4. Going concern

The condensed financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying condensed financial statements, the Company incurred net losses during the nine months ended March 31, 2004, and has incurred losses since formation. For the nine months ended March 31, 2004 the Company also generated negative cash flow from operations. Such losses and negative cash flow have resulted primarily from significant costs associated with the development of the Company's products and marketing of these products. The Company expects to incur additional operating losses and negative cash flow in the future unless and until it is able to generate operating revenues sufficient to support expenditures. There is no assurance that sales of the Company's products will ever generate sufficient revenues to fund its continuing operations, that the Company will generate positive cash flow from operations or that the Company will attain and thereafter sustain profitability in any future period.

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

5. Stockholders' Equity

From January 5, 2004 to March 29, 2004 the Company sold shares to existing investors, their friends and family for an aggregate of 912,540 shares of common stock at $0.25/share.

From January 21, 2004 to February 3, 2004 the Company issued shares to existing investors, their friends and family for an aggregate of 460,000 shares of common stock in exchange for extensions on loans. On March 25, 2004 the Company issued 1,200,000 shares of common stock to an existing shareholder in exchange for allowing the sale of an asset securing a loan from the shareholder and forgiving a $300,000 debt to that shareholder. The effective value to the Company was $450,000.

6. Due from officers

Since 1993 the Company has, from time to time, advanced funds to its President. By agreement between the parties and board resolutions, these amounts will be later repaid out of bonus commissions otherwise due on future aircraft sales. Because there is substantial doubt about the Company's ability to generate such future sales, all amounts due from officers have been fully reserved. Interest, imputed at an annual rate of 8%, has been accrued on these lendings.

7. Debt Owed to Officers

Officers of the Company have loaned money to the Company during this quarter and past fiscal years for compensation of which to date they have not received.

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

During the nine months ended March 31, 2004, we devoted substantial effort and cost to securing product sales and raising the capital required to build the pre-production prototype and well as to conduct the FAA Certification program for the FF-1080.

On January 13, 2004 the Company announced with WSI Hong Kong, Ltd. that the companies have entered into an arrangement encompassing exclusivity for the Far East air freight markets. The Companies signed a Letter of Intent to facilitate on-going discussions and negotiations for positions on 300 FF-1080 Freight Feeder Aircraft, including exclusive rights for sales and support in the Far East Markets.

On January 27, 2004 American Utilicraft Corporation and WSI Hong Kong, Ltd. jointly announced that the companies have reached successful negotiations for the purchase of the first production lot of 36 FF-1080 aircraft. The initial Purchase Agreement for 36 aircraft is the first round of proposed purchases of future production lots of the FF-1080 aircraft by WSI. Planned production delivery dates and pricing will be announced at a later date after negotiations are completed on the Far East Distributorship Agreement between the Companies.

The Company paid off an outstanding balance of over $200,000 to the Federal Government for employee withholding taxes accrued during previous years.

On March 2, 2004 American Utilicraft Corporation and WSI Hong Kong, Ltd. jointly announced that the companies have successfully concluded their negotiations for an exclusive Distributorship Agreement for the Far East markets, including the acquisition of 300 FF-1080 Freight Feeder aircraft. The Distributorship Agreement provides WSI Hong Kong, Ltd., with exclusive marketing and sales rights/responsibilities for the China, Japan, Australia, India and Malaysia markets.

The Company's specific marketing strategies since 2002 have been aimed at securing orders for FF-1080 aircraft by demonstrating how the aircraft could solve real-world logistics problems. While the marketing efforts of the Company have always given this information, the AUC X-Press initiative, which immersed the Company's key and support personnel in the management of all aspects of actual air cargo operations, gave the Company the real-world clout necessary to get the attention of actual customers.

The Company's unique approach to validating its existing marketing data to secure needed sales demonstrates the management's understanding of its market niche, the operational aspects of air cargo operations, route analysis and optimization, the needs of its customers and how its customers conduct business. With this proven edge in its niche market, the Company's future business prospects remain good. The Company's continued performance, therefore, is based upon securing sufficient finances to conduct its FAA Certification of the FF-1080 aircraft.

With the international sales effort succeeding, the Company looked to its options for final assembly buildings. On February 13, 2004 The TSAY Corporation, entered into a Memorandum of Understanding (MOU) with American Utilicraft Corporation for an equity investment of $11 million (in assets) by the San Juan Pueblo, for the purpose of developing aircraft manufacturing jobs for the Espanola Valley Community. The funds are slated to be used to construct an 80,000 sq. ft. final assembly building for American Utilicraft on the San Juan Pueblo Airport located just north of Santa Fe, in the town of Espanola. The State of New Mexico Economic Development Department and the New Mexico Economic Development Partnership first met American Utilicraft Corporation officials at the September 2003 NBAA (National Business Aviation Association) Convention.

Monies raised by the stock sales described above have been used to pay debts and to fund continuing operations. Operationally, the Company remains focused on steady, solid growth.

                             RESULTS OF OPERATIONS
                             ---------------------

Research and development expenses consist of the continuing design and engineering efforts of the FF-1080, including the costs of supplier meetings. The more significant components of these expenses are amortization of patent costs, fees to a Federal Aviation Administration (FAA) consultant, costs related to a plane used for instrument testing and salaries. Research and development expenses are currently very low for this program and will increase greatly when financing is available for the construction of the pre-production prototype and/or the FAA Certification program.

General and administration expenses reflect the basic costs of doing business. Such costs include bad debt expense associated with an allowance for doubtful accounts relative to loans to officers, depreciation expense, dues and subscriptions, business insurance, telephone expense, and salaries of those employees charged with such tasks as reception, office management, and investor relations. Some general and administration expenses decreased over the same quarter a year ago, and over the same nine-month period a year ago. These decreases are consistent with a much smaller multi-tasking staff handling greater workloads. The lease payment for facilities, however is greater, consistent with the move to the new office/hangar location.

Marketing expenses consist of continuing efforts to promote the Company and its business activities with potential customers, suppliers and financing sources. The more significant components of these expenses are travel costs, entertainment costs and salaries. Marketing expenses decreased over the same quarter a year ago, over the same nine-month period a year ago. These decreases are consistent with the lack of funds available to put into place more aggressive strategies requiring larger cash-flows and capital investment.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

Our business plan continues to focus on expediting the certification and production of the FF-1080 in order to get the aircraft to market within 24 months of beginning the FAA Certification process. Subject to adequate financing, we plan to complete the detailed engineering of the FF-1080 pre-production prototype aircraft and to construct the prototype aircraft within one year. The FF-1080 pre-production prototype is a pre-certification, non-production aircraft that will be built under the regulations for experimental aircraft. We plan to begin the FAA Certification process 6 months into the pre-production prototype construction, provided that we have sufficient finances.

During the nine months ended March 2004, much of the Company's cash available for the past 9 month period has been acquired through loans that must be repaid. Unregistered shares of common stock have been issued to entice the loans, as well as extensions to the loans.

The Company is working on restructuring plans to entice the capital investment of $13 million to be used for the production of the pre-production (uncertified version, experimental classification) flying FF-1080 aircraft and additional funding for FAA Certification program.

There can of course be no assurance that these funding events will occur, or that the market value of our stock will remain at levels sufficient to provide the funding levels described above, nor is there any assurance that we will ever begin manufacturing airplanes on a commercially viable basis. With no revenue stream, a net loss for the three months ended March 31, 2004, as well as continuing negative cash flows from operations, we will be dependent upon some or all of the funding events herein described and/or a sustainable market value of our stock for the foreseeable future, and there is significant risk that we will be unable to continue as a going concern.

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


                                 AMERICAN UTILICRAFT CORPORATION
                                 (REGISTRANT)

                                 DATE: APRIL 29, 2004


                                 BY: /S/ JOHN DUPONT
                                     -------------------------------------------
                                     JOHN J. DUPONT
                                     PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                     (PRINCIPAL EXECUTIVE OFFICER AND
                                     PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)