Form 10KSB/A
period 2001-12-31
AMERICAN UTILICRAFT CORP
filed 2004-11-03
CIK 1118190

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  Form 10-KSB/A

ANNUAL REPORT PURSUANT TO SECTION15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended: December 31, 2001   Commission File Number: 333-57552
                           -----------------                           ---------



                         AMERICAN UTILICRAFT CORPORATION

                 (Name of small business issuer in its charter)

           Delaware                                       54-1577735
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

    300 Petty Road, N.E.
  Lawrenceville, Georgia                                 30043
------------------------------             -------------------------------------
  (Address of principal                                 (Zip Code)
   executive offices)

Issuer's telephone number: (678) 376-0898
                           --------------
Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
----------------------------          ------------------------------------------
Common Stock                                            OTC-BB
(par value $.00001 per share)


         Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes No X

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB.

         State issuer's revenues for its most recent fiscal year.  Zero
                                                                   ----
         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.). As of December 31, 2001, $13,495,550

         As of December 31, 2001 there were 9,909,232 shares of common stock, par value $.00001 per share, and 1,970,787 shares of preferred stock, par value $.00001 per share, of the registrant outstanding.

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information sheet; and (3) any prospectus field pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identifications purposes (e.g. annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes  No X

                                TABLE OF CONTENTS

Part I         ...............................................................3
     Item 1    Description of Business........................................3
     Item 2    Description of Property........................................8
     Item 3    Legal Proceedings..............................................9
     Item 4    Submission of Matters to a Vote of Security Holders............9

Part II        ...............................................................9
     Item 5    Market for Common Equity and Related Stockholder Matters.......9
     Item 6    Management's Discussion and Analysis or Plan of Operation.....10
     Item 7    Financial Statements..........................................11
     Item 8    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure...........................34
     Item 8A   Controls and Procedures.......................................36

Part III       ..............................................................37
     Item 9    Directors, executive Officers, Promoters and Control
               Persons; Compliance with Section 16(a) of the Exchange Act....37
     Item 10   Executive Compensation........................................39
     Item 11   Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters ...................40
     Item 12   Certain Relationships and Related Transactions................41
     Item 13   Exhibits......................................................41
     Item 14   Principal Accountant Fees and Services........................42

                                     PART I


Item 1. Description of Business
-------------------------------

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

American Utilicraft holds three (3) U.S. patents. One patent is on the design of the FF-1080 aircraft. Another is a Method Patent that incorporates the design in an integrated air cargo information system for the freight feed market, the Express Turn-Around (ETA) electronic freight tracking system. Additionally, on October 30, 2001, American Utilicraft received a patent for the Company's Automated Flat Rate System (AFRS). The AFRS system computes the most economical performance curve for each route segment based on the change in aircraft gross weight on the segment. The AFRS system reduces pilot workload and assures that the FF-1080 is operated with the highest fuel efficiency.

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

American Utilicraft has also developed an integrated air cargo electronic information system for the freight feed market, the Express Turn-Around (ETA) electronic freight tracking system. Additionally, American Utilicraft developed the Automated Flat Rate System (AFRS). The AFRS system computes the most economical performance curve for each route segment based on the change in aircraft gross weight on the segment. The AFRS system reduces pilot workload and assures that the FF-1080 is operated with the highest fuel efficiency, saving the fleet operator millions of dollars on an annual basis.

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

Intellectual Property
Our performance and ability to compete depend to a significant degree on our proprietary knowledge. In 1992, the U.S. Patent and Trademark Office ("PTO") issued a method patent, which was assigned to us, for the method of transporting cargo using freight feeder aircraft with an automated freight management system. In 1993, PTO issued a design patent, which was assigned to us, for the FF-1080 aircraft, which expires in 2007. We filed for an additional patent in 2000 for the Automatic Flat Rate Setting System for Freight Feeder Aircraft that was granted on October 30, 2001. We have nondisclosure agreements with all of our employees.


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

The past decade's explosive growth in production facilities in the Far East market is set only to increase over the next decade. The infrastructure in the Far East does not allow for the same inefficient trucking practices as in already developed Western markets. The Far East market favors the FF-1080 and the type of operations that it lends itself to, including the efficient and traceable movement of containerized cargo, short take-of and landing capability, and the potential use of more rugged landing fields in more isolated areas.

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

The Company's sales and marketing efforts primarily consist of direct sales initiatives with prospective airline customers. The direct sales efforts entail the preparation of aircraft route and market analysis, and aircraft cost and benefit analysis, in conjunction with customer airline planning teams. As customer sales initiatives approach the decision-making stage, the sales effort focus on the development of sales contractual agreements and aircraft financing support. Secondarily, the marketing and sales effort will consist of participation in air cargo industry trade shows which will include the National Business Aircraft Association (NBAA) Annual Conference, the Regional Airline Association Annual Meeting, the National Defense Industry Association (NDIA) symposia, and other U.S. and international trade shows. These presentations will include a display of the full-scale mockup of the FF-1080 and video and graphic presentations of the key features and operating economics of the FF-1080. Upon completion of the preproduction prototype, trade show presentations and customer sales efforts will also include flight demonstrations of the FF-1080 and the aircraft's systems. Finally, the marketing effort will be supported by advertising and promotional campaigns appearing in premier worldwide airline industry trade publications. These efforts will emphasize the benefits and features of the FF-1080 to air shippers and airline operators.

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


Item 2. Description of Property
-------------------------------

Our  principal  executive  office is located  at 300 Petty  Road N.E.,  Suite B,
Lawrenceville, Georgia 30043 in the Atlanta Metropolitan area, near Gwinnett County Airport. We have a five-year lease for 9,903 square feet of office/warehouse space for a monthly rent of $4,334. The rent will increase on the first day of each year of the lease. Our lease expires on December 31, 2003. We intend to continue to use these facilities for our management, engineering supervision, and marketing efforts until additional facilities are completed.

We have been working with the architectural firm of R.W. Armstrong on building design for our corporate headquarters, product completions facility and final assembly facility. We plan to locate our headquarters and completions facility at the Gwinnett County Airport in Lawrenceville, Georgia. As of December 31, 2001, we were still in negotiations with the airport and county authorities for a land lease of 11 acres on which to locate our headquarters and completion facilities.

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

Item 3. Legal Proceedings.
--------------------------

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


                                     PART II

Item 5. Market for Common Equity and Related Security Holder Matters
--------------------------------------------------------------------

The Company's common stock, par value $.00001 per share, is listed and traded on the OTC-BB under the symbol AMUC. It has been listed since May 11, 2001, in the middle of the 2nd Quarter, when the SEC declared the Company's SB-2 registration effective. No cash dividends have been paid for the past four quarters.


Quarterly Common Stock Sale Price Ranges (Calendar Year)


Year         Quarter         High          Low
----         -------         ----          ---
2001         1st             N/A           N/A
             2nd             7.50          4.00
             3rd             4.15          1.95
             4th             3.75          1.45

The number of shareholders of record for the Company's common stock as of December 31, 2001 was 75, and the number of common stock shares issued and outstanding was 9,909,232.

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

The Company sold Warrants to Patricia Parsons, a beneficial owner of the Company. A warrant for 500,000 shares exercisable at $1 per share and another for $500,000 exercisable for $10 were sold for the total investment of $500,000 in cash and the surrender and cancellation of a warrant for 102,300 shares exercisable at $3 per share. The sale agreement contains an equity percentage protection clause that will result in the issuance of shares to Ms. Parsons in the future with no additional capital investment.

Use of Proceeds from the SB-2 Registration

The total amount of funds raised pursuant to the SB-2 registration statement that was declared effective by the SEC on May 14, 2001, was $1,917,680. All funds were raised from direct sales prior to the events of September 11. The ramifications of the events of September 11 included a depressed stock market wherein the registered price of $4 per share was no longer viable in the marketplace.

Funds from the sale of registered stock pursuant to the SB-2 were used to pay for the legal expenses of the SB-2 registration, accounting and legal expenses of being a public company, marketing efforts, and the G&A and working capital of the Company. The marketing efforts costs were mainly accrued through the Company's preparation for the 2001 NBAA (National Business Aviation Association) Convention in New Orleans. The Company had prepared the full-scale mockup of the FF-1080 aircraft for the show, had secured a large exhibit area in the center of the show and had moved the mockup, other associated displays and personnel to the Convention Center where the mockup was in reassembled on September 10 and
11.  Ramifications  of the events of  September  11 led to  cancellation  of the convention. Some costs incurred, such as the display area cost, were recoverable; all other costs such as preparation costs, marketing materials, transportation costs, labor, and travel expenses were not recoverable.

Item 6. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

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

Item 7.     Financial Statements.
---------------------------------

Financial statements are audited and included herein.

The following financial statements and schedules are filed as part of this report:

Independent Auditors Report dated August 11, 2004
Balance Sheet
Statements of Operations
Statement of Changes in Stockholders' Equity
Statements of Cash Flows
Notes to Financial Statements

                          Independent Auditors' Report
                          ----------------------------


Board of Directors
American Utilicraft Corporation
Lawrenceville, GA



         We have audited the accompanying balance sheets of American Utilicraft Corporation (Company) as of December 31, 2001 and 2000, and the related statements of operations, changes in stockholders deficit, and cash flows for the years then ended, including cumulative amounts from July 17, 1990 (inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Utilicraft Corporation as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, including cumulative amounts from July 17, 1990 (inception) through December 31, 2001, in conformity with accounting principals generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows since formation. In addition, the Company expects to fund development expenditures and incur additional losses until its operations are able to generate sufficient revenues to cover such expenditures and losses. The Company does not currently have sufficient cash reserves to fund such anticipated expenditures and working capital requirements, necessitating additional equity or debt financing. These factors, in addition to other factors discussed in Note 4 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are discussed in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




August 11, 2004                                      HALT, BUZAS & POWELL, LTD


                         American Utilicraft Corporation
                                  Balance Sheet
                                  Accrual Basis
                             As of December 31, 2001


                                     ASSETS
                                                                       2001            2000
                                                                   ------------    ------------
Current assets:
    Cash                                                           $    177,764    $     83,701
    Prepaid rent                                                         10,688          14,739
    Other assets                                                          8,520          13,316
                                                                   ------------    ------------

         Total current assets                                           196,972         111,756

Prepaid rent, noncurrent                                                 18,354          28,842
Property and equipment, net of accumulated depreciation                 293,867         258,056
Patents, intellectual property and designs, net of accumulated
    amortization                                                        969,285       1,137,857
Deferred offering costs                                                    --           702,250
                                                                   ------------    ------------

Total assets                                                       $  1,478,478    $  2,238,761
                                                                   ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                          $    671,399    $    106,567
    Due to stockholders                                                    --            74,500
                                                                   ------------    ------------
         Total current liabilities                                      671,399         181,067

Deferred compensation                                                   334,648         113,000
Lease payable - long term                                                17,012            --
                                                                   ------------    ------------

         Total liabilities                                            1,023,059         294,067
                                                                   ------------    ------------

Commitments and contingencies                                              --
Stockholders' equity:
    Preferred stock, par value $.00001 per share; 7,500,000
        shares authorized;
        1,970,787 shares of Series A preferred
        stock issued and outstanding                                         20              20
    Common stock, par value $.00001 per share; 35,000,000
        shares authorized; 9,909,232 and 8,941,855 shares issued
        and outstanding, respectively                                        98              89
    Additional paid in capital                                       11,320,407       9,198,487
    Deficit accumulated during the development stage                (10,865,106)     (7,253,902)
                                                                   ------------    ------------

         Total stockholders' equity                                     455,419       1,944,694
                                                                   ------------    ------------

Total liabilities and stockholders' equity
                                                                   $  1,478,478    $  2,238,761
                                                                   ============    ============


                         American Utilicraft Corporation
                             Statement of operations

                          January through December 2001



                                                                                 For the period
                                                 For the          For the         July 17, 1990
                                               period ended     period ended     (inception) to
                                               Dec. 31, 2001    Dec. 31, 2000     Dec. 31, 2001
                                              --------------   --------------    --------------
Expenses:

    Research and development                  $    1,667,993   $      908,844    $    4,590,440
    General and administration                     1,336,426          609,704         3,937,175
    Marketing                                        663,179          326,501         2,164,274
                                              --------------   --------------    --------------

    Loss from operations                           3,667,598        1,845,049        10,691,889
                                              --------------   --------------    --------------

Other income and expense:

    Interest income                                   27,871           20,551            94,244
    Interest expense                                   1,807          144,838           655,975
    Other Income                                       5,000             --               5,000
                                              --------------   --------------    --------------

      Total other income and expense                  31,064         (124,287)          556,731
                                              --------------   --------------    --------------


Net loss before extraordinary item                 3,636,534        1,969,336        11,248,620
Extraordinary item: gains on extinguishment
    of debt                                           25,330          358,189           383,519
                                              --------------   --------------    --------------
Net loss                                      $    3,611,204   $    1,611,147    $   10,865,101
                                              ==============   ==============    ==============


Basic and diluted loss per common share
    before extraordinary item                 $         0.38   $         0.21    $         1.69
Extraordinary item: gains on extinguishment
    of debt                                   $         --     $         0.04    $         0.06
                                              --------------   --------------    --------------
Basic and diluted loss per common share       $         0.38   $         0.17    $         1.63
                                              ==============   ==============    ==============

Weighted average number of common shares
    outstanding                               $    9,520,051   $    9,557,825    $    6,669,132
                                              ==============   ==============    ==============


                         American Utilicraft Corporation
                         (A Development Stage Company)
                  Statement of changes in Stockholders' Equity
                 For the years ended December 31, 2001 and 2000


                                        Preferred Stock                 Common Stock
                                     Issued and       Price                       Issued and        Price
                                    Outstanding        Per          $0.00001     Outstanding         Per          $0.00001
                                       Shares         Share        Par Value        Shares          Share        Par Value
                                    ----------------------------------------------------------------------------------------
Balance, December 31, 1999                  --             --             --        9,021,851            --               90

Sales of common stock
Febuary 22, 2000                            --             --             --           61,733               2              1
Febuary 22, 2000                            --             --             --           49,385               3              1
Febuary 25, 2000                            --             --             --           24,692               1           --
Febuary 25, 2000                            --             --             --          180,850               2              2
Febuary 29, 2000                            --             --             --           49,385               2           --
Various dates                               --             --             --           29,530               2           --
October 25, 2000                            --             --             --        1,000,000               1             10
Various dates                               --             --             --          495,216            --                5

Issuance of common stock for loan
interest                                    --             --             --             --              --             --

Issuance of stock warrants                  --             --             --             --              --             --

Collection of stock subscription
receivable                                  --             --             --             --              --             --

Conversion of common stock to
preferred stock                        1,970,787           --               20     (1,970,787)           --              (20)

Net Loss                                    --             --             --             --              --             --
                                    ----------------------------------------------------------------------------------------

Balance, December 31,2000              1,970,787           --     $         20      8,941,855            --               89

Sales of common stock
November 11, 2001                           --             --             --           50,000               1              1
Various dates                               --             --             --          328,707               2              3
Various dates                            461,170              4              5      1,844,670            --        1,844,675

Exercise of stock warrants                  --             --             --          110,000               1           --

Issuance of stock warrants                  --             --             --             --              --             --

Issuance of stock for non-cash
compensation                                --             --             --           10,000            2.02           --
Issuance of stock for non-cash
compensation                                --             --             --            7,500            3.33           --

Offering costs                              --             --             --             --              --             --

Net Loss                                    --             --             --             --              --             --
                                    ----------------------------------------------------------------------------------------

Balance, December 31, 2001             1,970,787           --     $         20      9,909,232            --               98
                                    ========================================================================================






                         American Utilicraft Corporation
                          (A Development Stage Company)
            Statement of changes in Stockholders' Equity (continued)
                 For the years ended December 31, 2001 and 2000


                                                      Deficit
                                                     Accumulated
                                     Additional        Stock         During the
                                      Paid-In       Subscription    Developmental
                                      Capital        Receivable        Stage            Total
                                    ------------------------------------------------------------
Balance, December 31, 1999          $  3,941,448    $   (300,000)   $ (5,642,755)   $ (2,001,217)

Sales of common stock
Febuary 22, 2000                         124,999            --              --           125,000
Febuary 22, 2000                         124,999            --              --           125,000
Febuary 25, 2000                          25,000            --              --            25,000
Febuary 25, 2000                         306,248            --              --           306,250
Febuary 29, 2000                         100,000            --              --           100,000
Various dates                             50,000            --              --            50,000
October 25, 2000                         999,990            --              --         1,000,000
Various dates                               --              --              --                 5

Issuance of common stock for loan
interest                                  64,680            --              --            64,680

Issuance of stock warrants             3,461,123            --              --         3,461,123

Collection of stock subscription
receivable                                  --           300,000            --           300,000

Conversion of common stock to
preferred stock                             --              --              --              --

Net Loss                                    --              --        (1,611,147)     (1,611,147)
                                    ------------------------------------------------------------

Balance, December 31,2000              9,198,487            --        (7,253,902)      1,944,694

Sales of common stock
November 11, 2001                         49,999            --              --            50,000
Various dates                            657,410            --              --           657,413
Various dates

Exercise of stock warrants               110,000            --              --           110,000

Issuance of stock warrants               549,170            --              --           549,170

Issuance of stock for non-cash
compensation                              20,200            --              --            20,200
Issuance of stock for non-cash
compensation                              25,000            --              --            25,000

Offering costs                        (1,134,529)           --              --        (1,134,529)

Net Loss                                    --              --        (3,611,204)     (3,611,204)
                                    ------------------------------------------------------------

Balance, December 31, 2001          $ 11,320,407    $       --      $(10,865,106)   $    455,419
                                    ============================================================




                         American Utilicraft Corporation
                            Statements of Cash Flows
                          January through December 2001

                                                                                       For the period
                                                       For the           For the        July 17,1990
                                                    period ended      period ended     (inception) to
                                                    Dec. 31, 2001     Dec. 31, 2000     Dec. 31, 2001
                                                   --------------    --------------    --------------
Cash flows from operating activities:
    Net loss                                       $   (3,611,204)   $   (1,611,147)   $  (10,865,101)
                                                   --------------    --------------    --------------
    Adjustments to reconcile net loss to
        net cash used in operating activities:

         Gain on extinguishment of debt                   (25,330)         (358,189)         (383,519)
         Common stock issued for loan interest             74,500            64,680           648,510
         Common stock issued for rent expense                --                --             152,049
         Common stock issued for compensation
             expense                                      145,200              --             145,200
         Common stock warrants issued for
             interest expense                                --              80,000            80,000
         Common stock warrants issued for
             compensation expense                            --                --           1,120,812
         Depreciation and amortization                    263,904           112,218           459,955
         Loss on disposalof assets                           --                --              29,878
         Bad debt provision, loans to officers            114,397            66,051           414,589

         (Increase) decrease in assets:
             Prepaid rent                                  14,539            (4,259)             (200)
             Other assets                                   4,798            (8,525)           (8,518)
         Increase(decrease) in liabilities:
             Accounts payable                             564,832           (72,695)          671,399
             Deferred compensation                        221,648           113,000           334,648
                                                   --------------    --------------    --------------
         Total adjustments                              1,378,488            (7,719)        3,664,803
                                                   --------------    --------------    --------------
         Net cash used in operating activities         (2,232,716)       (1,618,866)       (7,200,298)
                                                   --------------    --------------    --------------

Cash flows from investing activities:
    Decrease (increase) of prepaid rent                      --              10,496           (28,842)
    Increase in deferred offering costs                  (432,279)         (267,250)         (699,529)
    Purchases of property and equipment                  (113,354)          (95,006)         (555,196)
    Loans to officers                                    (114,397)          (66,051)         (414,589)
                                                   --------------    --------------    --------------

         Net cash used in investing activities           (660,030)         (417,811)       (1,698,156)
                                                   --------------    --------------    --------------





Cash flows from financing activities:
    Payments of lease principal                              (785)             --                (785)
    Proceeds from issuance of capital stock             2,487,594         2,031,255         7,499,003
    Proceeds from issuance of common
        stock warrants                                    500,000              --           1,578,000
                                                   --------------    --------------    --------------

Net cash provided by
    financing activities                                2,986,809         2,031,255         9,076,218
                                                   --------------    --------------    --------------

Net increase (decrease) increase in cash                   94,063            (5,422)          177,764

Cash, beginning of year                                    83,701            89,123              --
                                                   --------------    --------------    --------------
Cash, end of year                                  $      177,764    $       83,701    $      177,764

Supplemental disclosures of noncash information:

Common stock issued for loan interest              $      574,010    $         --      $      574,010
Common stock issued for current and future
    rent expense                                   $      152,049    $         --      $      152,049
Common stock warrants issued for costs
    associated with proposed public offering       $      435,000    $         --      $      435,000
Common stock warrants issued in conjunction
    with convertible debenture                     $       80,000    $         --      $       80,000
Common stock warrants issued for deferred
    compensation                                   $    1,070,812    $         --      $    1,070,812
Common stock warrants issued for patents,
    intellectual property and designs              $    1,180,000    $         --      $    1,180,000
Common stock issued as settlement of
    compensation payable                           $       50,000    $         --      $       50,000
Common stock warrants issued for due
    to stockholder                                 $       74,500    $         --      $       74,500


================================================================================

                          Notes to Financial Statements

1.   Description of the Company


          American Utilicraft Corporation (the Company) was incorporated in the State of Delaware in August of 1990. The Company was formed to conceive and implement a solution to the problem of declining capacity in the short haul (or feeder) route segment of the air cargo hub and spoke system.

          The Company's eleven years of research and development have resulted in the design of a system for moving freight, which is centered around a new air vehicle specifically designed for feeder route segments. The FF-1080-200 is capable of economically carrying standards industry air containers on short-to-medium range/medium density routes from feeder airports with runways as short as 3,000 feet.

          Additionally, the Company has developed an integrated air cargo information system for the freight feeder market, the Express Turn-Around
     (ETA) electronic freight tracking system. The ETA system is fully integrated within the FF-1080-200 aircraft and can be deployed in other aircraft and trucks.

          The Company has also developed the Automated Flat Rate System (AFRS), a fully automated fuel efficiency management system for the aircraft. The AFRS system computes the most economical performance curve for each route segment based on the change in aircraft gross weight on the segment. The AFRS system reduces pilot work-load and assures that the FF-1080-200 is operating with the highest fuel efficiency.

          The Company's current business plan is designed to expedite the certification and production of the FF-1080-200, getting the aircraft to market within the next two years. The Company believes that this expedited plan will accelerate sales into the Company and move the Company to profitability.


          Management believes that the Company operates in one business segment.

          The accompanying financial statements include the financial position, results of operations and cash flows of the Company. To this point, the Company has not generated revenue from its operations, and a majority of its activities have been devoted to developing its product and starting production. Accordingly, the Company's activities have been accounted for as those of a "development stage enterprise" as set forth in Statement of Financial Accounting Standards (SFAS) No. 7

2.   Summary of significant accounting policies


     Method of accounting
     --------------------

          The Company maintains its books on the accrual basis of accounting for financial and income tax purposes.

     Use of estimates
     ----------------

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Income Taxes
     ------------


          Deferred income taxes are provided in accordance with SFAS No. 109, Accounting for Income Taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided where the likelihood of realizing the tax benefit of a deferred tax asset cannot be determined as more likely than not. Deferred tax assets and liabilities are classified as current or noncurrent based on the classification on the related assets or liability for financial reporting purposes, or based on the expected reversal date for deferred taxes that are not related to an asset or liability. There are no significant timing differences between income reported for financial statement purposes and that reported for income tax purposes. Accordingly, there is no provision in these financial statements for deferred income taxes. Business tax credits are accounted for as a reduction of income tax expense in the period the credits are used. Income tax expense for the years ended December 31, 2001 and 2000 was $0.

     Bad debts
     ---------

          The Company reserves against potentially uncollectible accounts in the period in which collection appears unlikely.

     Property and equipment
     ----------------------

          Property and equipment are reflected in the financial statements at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using straight-line and accelerated methods with leasehold improvements being depreciated over the shorter of the remaining life of the lease, and vehicles, furniture, software and equipment being depreciated and amortized over 3 to 10 years.


          Maintenance and repairs are charged to operations when incurred. Improvements and repairs which extend the life or increase the value of property and equipment are capitalized. When property and equipment are sold or otherwise disposed of, asset and related accumulated depreciation accounts are relieved, and any gain or loss is included in other income (expense) in the year the disposal occurs.

     Patents, intellectual property and designs
     ------------------------------------------

          Patents, intellectual property and designs are reflected in the financial statements at cost. Amortization is computed on a straight-line basis over 7 years, the estimated beneficial period of the asset.

     Research and development costs
     ------------------------------


          According to SFAS No. 2, Accounting for Research and Development costs, including those in the development stage. The Company expensed such costs of $1,667,993 and $908,844 in 2001 and 2000, respectively, and has expensed $4,590,440 from inception through December 31, 2001.

     Net loss per share
     ------------------

          Net loss per share is based on the weighted average number of shares of common stock outstanding during each period, after giving effect to the recapitalization and stock split described in Note 8. There is no difference between basic and diluted loss per share since the Company is in a loss position.

     Recent accounting pronouncements
     --------------------------------

          In June 2000 and in June 1999 the FASB issued, respectively, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities- an amendment of FASB Statement No. 133, and SFAS No. 137, Accountings for Derivative Instruments and Hedging Activities- Deferral of the Effective Dated of FASB Statement No. 133. The statement amen and defer, respectively, the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and are effective for fiscal years beginning after June 15, 2000.

          SFAS no. 133 requires that an entity recognize all derivatives as ether assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective, as amended by SFAS No. 137 for all fiscal quarters beginning after June 15, 2000 and request application prospectively. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the Company believes that adoption of SFAS No. 133 will have no impact on its reported financial position or results of operation.

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

     Asset impairment
     ----------------

          In accordance with SFAS no. 121, Accounting for the impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of, the Company records impairment losses on long-lived assets used in operation when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the assets. SFAS No. 121 also addresses the accountings for long-lived assets that are expected to be disposed of. Based on current estimates, management does not believe impairment of long-lived assets is present.

     Stock-based compensation
     ------------------------

          The Company has elected to use the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as allocated under SFAS No. 123, Accounting for Stock Based Compensation, to account for stock based compensation to employees.

     Comprehensive income
     --------------------

          The Company has adopted SFAS No. 130, Reporting Comprehensive Income. Comprehensive income as defined includes all changes to equity except those resulting from investments by owners and distributions to owners. The Company has no items of comprehensive income to report.

     Deferred offering costs
     -----------------------

          Direct, incremental costs incurred with the Company's offering of common stock are deferred and included as a reduction to the respective capital accounts. If the offering is not completed or the offering terms are substantially revised, the deferred offering costs will be expensed. Indirect costs related to the offering are expensed when incurred. Accounting for extinguishment of debt

          Gains and losses from extinguishment of debt are calculated and reported according to the provision of SFAS No. 125, Accountings for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. Such gains and losses are reported as extraordinary items to net income.

     Employment agreements
     ---------------------

          The Company has employment agreements with five officers and employees. The agreements provide for base annual salaries aggregating $550,000. Also, the agreements provide for certain bonuses, the amounts and conditions of which vary by individual. All bonuses are based on gross sales. The agreements are effective as of the first day of the month in which the major start-up financing (approximately $20,000,000) is obtained.

     Deferred compensation
     ---------------------

          Per agreement between the Company and certain of the officers and employees, payment for compensation for past services has been deferred to a future date. Terms and conditions of repayment are undetermined. Principal amounts due as of December 31, 2001 and 2000 were $334,648 and $113,000, respectively.

     Reclassifications
     -----------------

          Certain prior year reclassifications have been made in order to conform with the current year financial statement presentation.

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

4.   Going concern


          The financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred net losses of $3,611,204 and $1,611,147 in 2001 and 2000, respectively, and has incurred losses since formation, resulting in accumulated deficits of $10,865,106 and $7,253,902 as of December 31, 2001 and 2000, respectively. For the years ended December 31, 2001 and 2000, respectively, the Company also generated negative cash flow from operations of $2,232,716 and $1,618,866. Such losses and negative cash flow have resulted primarily from significant costs associated with the development of the Company's products and marketing of these products. The Company expects to incur additional operating losses and negative cash flow in the future unless and until it is able to generate operating revenue sufficient to support expenditures. There is no assurance that sales of the Company's products will ever generate sufficient revenues to fund its continuing operations, that the Company will generate positive cash flow from operations or that the Company will attain and thereafter sustain profitability in any future period.

          According to the Company's long-term business plan, management anticipates the Company's cash requirements for the next twelve months may be satisfied from the proceeds of the Investment Agreement (see Note 10-Investment Agreement). The Company anticipates its future cash requirements may be satisfied by product sales, the sales of additional equity securities, debt financing and/or the sale or licensing of certain of the Company's technologies. However, the Company does not have any binding commitment with regard to additional funds, and there can be no assurance that any funds required would be generated from operations or from the aforementioned sources. The lack of additional capital could force the Company to substantially curtail or cease operations and would therefore have a material adverse effect on the Company's business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not a significantly dilutive effect on existing shareholders of the Company. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

5.   Property and equipment


     The following summarizes property and equipment as of December 31:


                                               2001          2000
                                            -----------   -----------

     Computer equipment                         277,765       208,101
     Equipment                                  135,693        81,742
     Furniture                                   40,038        32,510
     Leasehold improvements                      89,611        89,611
                                            -----------   -----------

     Total cost                                 543,107       411,964

     Accumulated depreciation
         and amortization                       249,240       153,908
                                            -----------   -----------

     Net property and equipment             $   293,867   $   258,056
                                            ===========   ===========



         Depreciation and amortization expense of property and equipment for the years ended December 31, 2001 and 2000 was $103,252 and $77,995, respectively.



6.   Due from officers


          Since 1993 the Company has, from time to time, advanced funds to its President, such amounts aggregating to $388,404 through December 31, 2001. Interest, imputed at an annual rate of 8%, has been accrued on these lendings, such interest income amounting to $26,026 and $20,551 for 2001 and 2000, respectively.

          The Company has advanced through December 31, 2001 amounts aggregating $26,186 to another officer of the Company.

          By verbal agreement between the parties, these amounts will be later repaid out of bonus commissions otherwise due on future aircraft sales. Because there is substantial doubt about the Company's ability to generate such future sales, all amounts due from officers have been fully reserved. Such amounts, and the equal reserve amount, were $414,590 and $300,192 as of December 31, 2001 and 2000, respectively.

          By verbal agreement between the parties, these amounts will be later repaid out of bonus commissions otherwise due on future aircraft sales. Because there is substantial doubt about the Company's ability to generate such future sales, all amounts due from officers have been fully reserved. Such amounts, and the equal reserve amount, were $414,590 and $300,192 as of December 31, 2001 and 2000, respectively.

7.   Due to stockholders

          Between the years 1992 and 1996, the Company entered into various memorandums of understanding (MOU's) by which $1,078,000 in aggregate funds were accepted in exchange for written promises to repay such amounts. Either explicitly or constructively, these MOU's bear interest, and an annual rate of 8% has been applied. Concurrent with signing of the MOU's, the Company issued, in the aggregated, 2,194,034 shares of common stock intended to represent the interest associated with these monies.

          In October 2000 the Company proferred common stock warrants in settlements of amounts otherwise due pursuant to these MOU's. In total, these warrants provide the right for the holders to purchase 1,078,000 shares of the Company's common stock at an exercise price of $3 per share. The exercise price may be later adjusted pursuant to an antidilution clause. The holders' right to exercise the warrants vest as to half of the warrant shares after one year, with vesting in the remaining shares occurring after two years. The warrants shall expire after three years. In the event that the warrants are partially or wholly exercised, the holders agree to restrict their sales of common stock thus received to 15% or less of otherwise trading volume in any 90 day period, with trading volume measured as average weekly trading volume during the four weeks immediately prior to such sales.

          As of December 31, 2000 warrants for 1,003,500 shares had been issued. A $366,520 gain on extinguishment of debt was recorded for the difference between the fair value of the warrants, $711,480 at $.66 per warranted share, and the value of $1,078,000 otherwise due to stockholders.

          In January 2001 warrants for the remaining 74,500 shares were issued. A $25,330 gain on extinguishment of debt was recorded for the difference between the fair value of the warrants, $38,379 at $.66 per warranted shares, and the value of $74,500 otherwise due to stockholders.

8.   Stock split and authorized shares


          On April 24, 2000 the Company amended its corporate charter so as to increase the number of authorized shares of common stock from 10,000 to 20,000. On May 24, 2000 the Company again amended its corporate charter to further increase the number of authorized shares of common stock from 20,000 to 24,000,000. Par value of the common stock was unchanged at $.00001 per share. On May 24, 2000 the Company also affected a 456:1 stock split. The financial statements reflect the stock split for all periods presented.

          On April 24, 2000 the Company amended its corporate charter so as to increase the number of authorized shares of common stock from 10,000 to 20,000. On May 24, 2000 the Company again amended its corporate charter to further increase the number of authorized shares of common stock from 20,000 to 24,000,000. Par value of the common stock was unchanged at $.00001 per share. On May 24, 2000 the Company also affected a 456:1 stock split. The financial statements reflect the stock split for all periods presented.

          In September 2000 the Company again amended its corporate charter so as to increase the number of authorized shares of common stock from 24,000,000 to 35,000,000, with par value unchanged at $.00001.
     Simultaneously, the Company authorized 7,500,000 shares of preferred stock, par value $.00001 per share, with preference to be determined at the time of issuance. Such preferences could include dividend rights, conversion right, voting rights, redemption rights, liquidation preferences or sinking fund terms. The preferred stock may be issued in one or more series with number of shares constituting any series or the designation of any series to be determined.

          In September 2000 the Company authorized the issuance of Series A Preferred Stock. The Series A stock is identified in all respects to the Company's common stock, except for associated voting rights, which are in a ratio of 10:1 versus the voting rights of common. The preferred stock is convertible to common on a one-to-one basis. In the event of certification of the Company's airplane by the Federal Aviation Administration (FAA) the conversion will occur automatically.

          The Company has authorized 1,970,787 shares of the Series A preferred stock. On October 6, 2000 a plan of recapitalization was entered into by which these shares were issued to the Company's President and another officer in exchange for the return and cancellation of a like number of shares of common stock otherwise held by them.

9.   Conversion of convertible debenture


          In July 2000 a stockholder agreed to advance $1,000,000 to the Company in exchange for a convertible subordinated debenture and a warrant to purchase 150,000 shares of the Company's common stock. In October 2000 the stockholders converted the debenture to 1,000,000 shares of the Company's common stock.

          The warrant to purchase 150,000 shares of common stock vests immediately and expires after three years. The exercise price is $5 per share, which may be later adjusted pursuant to an antidilution clause, and which may also be beneficially adjusted for otherwise reductions in market value of the stock. In the event that the warrant is partially or wholly exercised, the stockholders agree to restrict sales of the common stock thus received to 15% or less of otherwise trading volume in any 90 day period, with trading volume measured as average weekly trading volume during the four weeks immediately prior to such sales.

          The warrant to purchase 150,000 shares of common stock vests immediately and expires after three years. The exercise price is $5 per share, which may be later adjusted pursuant to an antidilution clause, and which may also be beneficially adjusted for otherwise reductions in market value of the stock. In the event that the warrant is partially or wholly exercised, the stockholders agree to restrict sales of the common stock thus received to 15% or less of otherwise trading volume in any 90 day period, with trading volume measured as average weekly trading volume during the four weeks immediately prior to such sales.


          Consistent with Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, the value of the warrant to purchase 150,000 shares of common stock ($.59 per warranted share) has been recognized at its fair value pro-rata to the combined fair value of the debenture, with a resulting value of $80,000 assigned to the debenture, which amount was charged to interest expense upon the conversion of the debenture in October.

10.  Commitments and contingencies


     Operating leases
     ----------------

          The Company leases facilities for use in Lawrenceville, Georgia for a current monthly rent payment of $4,334. The lease expires December 31, 2003.


          Aggregate annual minimum lease commitments in future years are as follows:


                        For fiscal years ending in,


                        2002           $     50,508
                        2003                 51,492
                                       ------------

                        Total          $    102,000
                                       ============

          Rent expense for the period ended December 31, 2001 and 2000 was $50,930 and $49,208, respectively.

     Stock offering
     --------------

          On May 14, 2001 the Company's registration with the SEC for the sale of up to 10,829,707 shares of the Company's common stock in an initial public offering was declared effective. Of the 10,829,707 shares, 2,000,000 are being offered for sale by the Company, 329,707 shares are being offered for sale by 13 stockholders who purchased stock pursuant to the private placement described above, 1,000,000 shares are being offered by another stockholder and up to 7,500,000 shares may later be offered by Swartz Private Equity, LLC (Swartz), preconditioned upon their owning as many shares through Company Puts (contracts issued at the Company's option, requiring Swartz to purchase the securities described) and/or through their exercise of a commitment warrant.

     Investment agreement
     --------------------

          Pursuant to certain agreement made in May 2000, and as amended on March 8, 2001, between the Company and Swartz, the Company may issue an undetermined number of shares of its common stock in exchange for up to $50 million from Swartz. As an additional inducement to Swartz, the Company has also provided Swartz a warrant to purchase up to 500,000 shares of its common stock at an initial price of $1 per share (the commitment warrant).

          Shares of common stock will be issued to Swartz via Puts. No Puts will be exercised until such time as the SEC has declared effective the Company's registration statement with the SEC (effective date) and the Company's common stock has been listed on and is actively trading on a national exchange. The Company shall have until March 8, 2002 to have its registration statement declared effective, or this investment agreement will terminate. No Puts will be exercised after the date that is three years after the effective date.

          Each Put shall specify the number of shares of common stock being offered and the sale price per share. Although the Puts will specify the number of shares being offered Swartz can opt to buy fewer shares if to do otherwise would result in Swartz owning more than certain agree upon amounts (generally, 9.99% of total common stock outstanding, computed on a fully diluted basis). The parties agree that the sale price per share will generally be calculated at 91% of market price. Should such sales occur, the discount in sales price will be accounted for as deemed dividend to Swartz.

          The parties further agree that Puts with a least $1 million total value must be offered each six month period, or a non-usage fee of $100,000, or less, will be paid by the Company. Any such fees incurred would be accounted for as reduction to the capital accounts.

          The commitment warrant is exercisable for a five year period; that five year period began May 3, 2000 as to 400,000 shares, and October 14, 2000 for the remaining 100,000 shares. The initial exercise price of $1 per share may be periodically lowered commensurate with declines in market price as set forth in the agreement. The fair value of the commitment warrant ($435,000 at $.87 per warranted share) is reflected on the financial statements as a component of deferred offering costs.

          In addition to the commitment warrant described above, the Company may also provide additional warrants to Swartz in order to ensure that the sum of the number of shares of common stock represented by the commitment warrant plus any additional warrants shall initially equal at least four percent of the total common stock outstanding, computed on a fully diluted basis. The additional warrants will be initially issued, if necessary, at the earlier of the first Put notice or April 14, 2001. Additional warrants may be issued every six months subsequent to that date, if necessary, in order to ensure that the number of shares of common stock represented by the commitment warrant plus any additional warrants equal four percent of common stock outstanding as of the first six month anniversary, or lesser percentages at later six moth intervals, such percentages declining by one half of one percent at each anniversary date. Any additional warrants issued shall be exercisable for a five year period, and shall have an initial exercise price of $1 per share, which can be periodically lowered commensurate with declines in market price.

          The Company has agreed to reserve, on a best efforts basis, 10 million of its authorized 35 million shares of common stock for issuance to Swartz relative to the Put and commitment warrant agreements herein described, the Company has also agree to provide Swartz a right of first refusal for any common stock otherwise offered for sale pursuant to any private capital raising transactions. This right of first refusal shall exist from March 1, 2001 until four years after the effective date.

     Deferred compensation
     ---------------------

          Per agreements between the Company and certain of its officers and employees, payment for compensation for past services has been deferred to a future date. Total amounts due as of December 31, 1999 were $1,070,812; however, these amounts were subsequently liquidated in favor of certain stock warrants. Additional amounts, not subject to liquidation, of $334,648 have accrued as of December 31, 2001.

          In October 2000 the Company issued to certain of its stockholders common stock warrants in settlement of amounts otherwise due pursuant to deferred compensation agreements. In total, the warrants provided the right for the holders to purchase 1,070,812 shares of the Company's common stock at an exercise price of $3 per share. The exercise price may be later adjusted pursuant to an antidilution clause. The holders' right to exercise the warrants vest immediately as to half of the warrant shares, after one year as to 25% of the warrant shares and after two years as to the remaining 25% of the warrant shares. The warrants expire after three years. In the event that the warrants are partially or wholly exercised, the holders agree to restrict their sales of common stock thus received to 15% or less of otherwise trading value in any 90 day period, with trading volume measured as average weekly trading volume during the four weeks immediately prior to such sales.

          A $364,076 gain on extinguishment of debt has been recorded for the difference between the fair value of the warrants, $706,736 at $.66 per warranted share, and the value of $1,070,812 otherwise due the officers and employees.

     Due to former officer
     ---------------------

          On August 28, 2000 a stockholder, and former officer, asserted a claim of $315,850 for deferred compensation due. Company management believed no more than $50,000 was owed, as reflected in the Company's financial records.


          Subsequently, the stockholder agreed to accept a stock warrant for 50,000 shares of the Company's common stock as full settlement for all amounts due.

          The warrant provides for and exercise price of $3 per share. The holder's right to exercise the warrant vests as to half the warrant shares after one year, with vesting in the remaining shares occurring after two years. The warrant expires after three years. In the event that the warrant is partially or wholly exercised, the holder agrees to restrict sales of common stock thus received to 15% or less of otherwise trading volume in any 90 day period, with trading volume measured as average weekly trading volume during the four weeks immediately prior to such sales.

          A $17,000 gain on extinguishment of debt was recorded as of December 31, 2000 for the difference between the fair value of the warrant, $33,000 at $.66 per warranted share, and the value of $50,000 otherwise due to the former officer. Stock warrants

          In August 2000 the employment agreement with the Company's President was amended so as to delete the provision previously providing that intellectual property assigned by the President to the Company would revert to the president if the president were terminated or if the Company ceased doing business. In exchange for the president giving up this right of reversion, the Company in October provided the president with a warrant to purchase 2,000,000 shares of the Company's common stock, and a right to 3% royalties on the gross proceeds of the first 2,000 aircraft sold. The warrant has been assigned a value of $1,180,000 based on the fair value at the date of grant of $.59 per warranted share. That value has been assigned to the intellectual property assigned by the President to the Company.

          The warrant provides for an exercise price of $5 per share. The exercise price may be later adjusted pursuant to an antidilution clause. The holder's right to exercise the warrant vests as to a half of the warrant shares after one year, with vesting in the remaining . shares occurring after two years. The warrant expires after three years. In the event that the warrant is partially or wholly exercised, the holder agrees to restrict sales of common stock thus received to 15% or less of otherwise trading volume in any 90 day period, with trading volume measured as average weekly trading volume during the four weeks immediately prior to such sales.

          Also in October 2000 the Company issued to certain of its stockholders common stock warrants providing the right for the holders to purchase 1,353,520 shares of the Company's common stock at exercise prices ranging from $3 to $5 per share, with exercise price adjustment provision, vesting provisions and sales restrictions identical to the warrants described above.


                  In 2001, the Company issued to certain of its stockholders common stock warrants providing the right to purchase 1,350,300 shares of the Company's common stock at exercise prices ranging from $3 to $5 per share, with exercise price adjustment provisions, vesting provisions and sales restrictions identical to the warrants described above.

          As of December 31, 2001, stock warrants were outstanding as follows:

Holder                       Issue Date          Vesting Date        Expiration Date     Warranted Shares   Exercise Price
------                       ----------          ------------        ---------------     ----------------   --------------
Swartz Private Equity       May 3, 2000          May 3, 2000          May 3, 2005             390,000           $  1 00
Stockholder             September 13, 2000    September 13, 2000   September 13, 2003         150,000           $  5.00
Stockholders              October 5, 2000       October 5, 2001    September 30, 2003         521,750           $  3.00
Stockholders              October 5, 2000       October 5, 2002    September 30, 2003         521,750           $  3.00
Stockholders              October 5, 2000       October 5, 2000    September 30, 2003         535,406           $  3.00
Stockholders              October 5, 2000       October 5, 2001    September 30, 2003         267,703           $  3.00
Stockholders              October 5, 2000       October 5, 2002    September 30, 2003         267,703           $  3.00
President                 October 5, 2000       October 5, 2001    September 30, 2003       1,000,000           $  5.00
President                 October 5, 2000       October 5, 2002    September 30, 2003       1,000,000           $  5.00
Stockholders              October 5, 2000       October 5, 2001    September 30, 2003         410,000           $  3.00
Stockholders              October 5, 2000       October 5, 2002    September 30, 2003         410,000           $  3.00
Stockholders              October 5, 2000       October 5, 2001    September 30, 2003         266,760           $  3.00
Stockholders              October 5, 2000       October 5, 2002    September 30, 2003         266,760           $  3.00
Former officer            October 5, 2000       October 5, 2001    September 30, 2003          25,000           $  3.00
Former officer            October 5, 2000        October 5, 2002   September 30, 2003          25,000           $  3.00
Stockholders              January 14, 2001    January 14, 2003      January 14, 2003           74,500           $  3.00
Stockholder                 July 9, 2001        July 9, 2003       September 30, 2003          10,000           $  3.00
Stockholder                August 28, 2001     August 28, 2003      January 30, 2007           25,000           $  2.00
Stockholders               August 28, 2001     August 28, 2003      January 30, 2007            7,500           $  2.00
Stockholder                August 28, 2001     August 28, 2003       August 28, 2004            1,000           $  2.00
Stockholder             September 30, 2001  September 30, 2001     September 30, 2011          30,000           $  3.33
Stockholders             December 5, 2001      June 5, 2002         December 5, 2007          500,000           $   -
Stockholders             December 5, 2001    December 2, 2002       December 5, 2007          500,000           $  1.00
Stockholder              December 3, 2001    December 3, 2003       December 3, 2004          100,000           $  5.00

Stockholders             December 5, 2001    December 5, 2002       December 5, 2007          102,300           $  1.00
                                                                                           ----------
                           Total common stock warrants outstanding                          7,408,132
                                                                                           ==========


          In May 1998 the Company entered into a lease agreement with one of its stockholders for use of a plane. The agreement was substantially modified in October 1999. The lease agreement runs through October 2004, and requires monthly payments of $1,187 through August 2000, and $2,160 thereafter. In addition to these agreed-upon monthly payments, the lease agreement of May 1998 also required the Company to provide the stockholders with 57,912 shares of common stock. Based on sales of common stock sold to third parties during the period just preceding the stock issuance, the 57,912 shares of common stock have been valued at $99,609. That amount was partially expensed in 1998 as additional rent expense, with the remainder expensed in 1999 concurrent with the early termination of the lease agreement of May 1998.

          The lease agreement of October 1999 required the Company to provide the stockholders with 45,600 additional shares of common stock. That stock has been valued at $52,440, which amount is being amortized over the 60 month period of the lease as additional rent.

                  Future annual minimum lease commitments are as follows:

                  2002                                    36,408
                  2003                                    36,408
                  2004                                    30,340
                                                     -----------

                  Total                              $   103,156
                                                     ===========

          Plane rental expense for the year ended December 31, 2001 and 2000 was $36,669 and $28,624, respectively.

     Employment agreements
     ---------------------

          The Company has entered into employment agreements with various of its officers. All agreements provide that salaries will be paid on a best efforts basis only until such time as major financing (defined generally as the receipt of debt or equity funding of at least $20 million) is achieved. Such salaries as are not being paid are recorded as deferred compensation (see Note 10). All agreements also provide for varying commissions for airplanes sales.

          One such agreement, expiring February 28, 2005, provides that in the event of termination by the Company, for other than cause, the employee shall be provided with a lump-sum payment of $480,000. In the event of a significant change in control of the Company (defined, generally, as ownership of 20% or more of outstanding common stock by a single person, or a majority of the board of directors being persons not on the board as of February 28, 1991) the same lump-sum payment shall also be due if the officer's position is downgraded and officer resigns rather than accept the downgraded position. The agreement provides for annual salary amounts of $24,000, $38,000 or $48,000 dependent upon the Company's operational status with respect to airplane production (pre-FAA certification, or achievement of FAA certification, or delivery of production aircraft number 24).

          In the event of a major financing, an employment agreement with the Company's President, expiring February 28, 2005, specifies that up to $500,000 of such funds shall be lent to the President in the form of a non-interest bearing loan to be later repaid out of bonus commission otherwise due on future aircraft sales. In the event of a major financing, the employment agreement also specifies that in the event of termination by the Company for other than cause the president shall be provided with a lump-sum payment of $2,500,000, plus ten times five years' worth of bonus commissions prior earned, or projected to be earned, on aircraft sales. In the event of a significant change in control of the Company, subsequent to a major financing, the same lump-sum payment shall also be due if the President's position is downgraded and the President resigns rather than accept the downgraded position, or if the President is terminated by the Company. The agreement provides for annual salary amounts as $200,000, or $250,000 upon the Company having become a reporting Company under the Exchange Act of 1934.

          In the event of a major financing, an employment agreement with the Company's President, expiring February 28, 2005, specifies that up to $500,000 of such funds shall be lent to the President in the form of a non-interest bearing loan to be later repaid out of bonus commission otherwise due on future aircraft sales. In the event of a major financing, the employment agreement also specifies that in the event of termination by the Company for other than cause the president shall be provided with a lump-sum payment of $2,500,000, plus ten times five years' worth of bonus commissions prior earned, or projected to be earned, on aircraft sales. In the event of a significant change in control of the Company, subsequent to a major financing, the same lump-sum payment shall also be due if the President's position is downgraded and the President resigns rather than accept the downgraded position, or if the President is terminated by the Company. The agreement provides for annual salary amounts as $200,000, or $250,000 upon the Company having become a reporting Company under the Exchange Act of 1934.

          Also in the event of a major financing, the employment agreement with another officer, expiring February 28, 2005, provides that in the event of termination by the Company for other than cause the employee shall be provided with a lump-sum payment ranging from $250,000 to $350,000, dependent upon the Company having become a reporting Company under the Exchange Act of 1934 at the point of termination. In the event of a significant change in control of the Company, subsequent to a major financing, the agreement provides that in the event of termination by the Company other than cause the lump-sum payment shall instead range from $1,250,000 to $1,750,000 upon the Company having become a reporting Company under the Exchange Act of 1934.

          On July 15, 2000 additional employment agreements were entered into with two additional officers. One agreement was further amended on October 4, 2000. Both agreements expire July 15, 2003. Both agreements provide that in the event of major financing and in the event of termination by the Company for other than cause, the employee shall be provided with lump-sum payment ranging from $200,000 to $250,000, and $160,000 to $250,000, respectively, dependent, respectively, upon the Company having become a reporting Company under the Exchange Act of 1934 or upon the Company's operational status with respect to aircraft production at the point of termination. Both agreements further provide that in the event of a significant change in control of the Company, subsequent to a major financing, lump-sum payment of $1,000,000 to $1,250,000, and $800,000 to $1,250,000, respectively, dependent, respectively, upon the Company having become a reporting Company under the Exchange Act of 1934 or upon operational status, shall be provided if the employee's position is downgraded and the employee resigns rather than accept the downgraded position, or if the employee is terminated by the Company for other than cause. The agreement provide for annual salary amounts of $100,000 (or $125,000 upon the Company having become a reporting Company under the Exchange Act of 1934) and $80,000, $100,000, or $125,000 dependent upon the Company's operational status with respect to aircraft production, respectively.

11.  Income Taxes


          Until such time as the Company ceases to be in the development stage and becomes an active business, otherwise deductible expenses have been capitalized  pursuant  to certain  optional  and  required  elements of U.S income tax statutes. The tax effect of these and other temporary differences that give rise to significant portions of deferred tax assets at December 31, 2001 and 2000 are summarized as follows:

                                             2001           2000
                                         -----------    -----------

     Research and development costs      $ 1,303,117    $   993,632
     Start-up and organizational costs     1,280,188        976,149
     Accrued compensation expense            499,769        381,076
     Accrued interest expense                262,700        199,852
                                         -----------    -----------

          Total deferred tax assets        3,345,774      2,550,709
     Less: valuation allowance            (3,345,774)    (2,550,709)
                                         -----------    -----------

          Net deferred tax assets        $      --      $      --
                                         ===========    ===========


12.  Subsequent Events


          On June 28, 2004 as a result of shareholder approval, the authorized common shares of the Company were increased from 35,000,000 to 200,000,000, and a two for one forward stock split of all common and preferred shares occurred for stockholders of record as of May 19, 2004. In addition, all of the outstanding preferred shares, 1,970,787 will be converted to common shares within six months of May 19, 2004. This conversion occurred on June 3, 2004.

          Certain stock warrants that were issued between September 2000 and December 2002 expired during 2003. On February 6, 2004 in accordance with a resolution by the Board of Directors of the Company, these warrants were reissued and the expiration was extended to January 30, 2007. The total warrants the were extended to January 30, 2007 was 10,938,203.

          A lease for six Cessna aircraft was signed with a stockholder on November 18, 2002. The lease was effective January 1, 2003 and expires on December 31, 2009. The lease requires monthly rent payments of $15,000 and is subject to increase based on the prime rate. The lease also requires the Company to pay ten million dollars from the net proceeds of the freight airline operation to the stockholder over the life of the lease. The proceeds of ten million dollars can be converted to two million shares of the Company's common stock at any time during the first three years of the lease. In addition to the monthly lease payments, the Company is responsible for all insurance, storage and maintenance of the aircraft. As an inducement to the stockholder for making the above lease the Company issued 1,121,500 shares of common stock and a warrant to purchase 1,121,500 shares for $4.00 per share. The future minimum lease commitment under this lease is as follows:

                                    2003                      $  1,180,000
                                    2004                         1,680,000
                                    2005                         1,680,000
                                    2006                         2,180,000
                                    2007                         2,180,000
                                 Thereafter                      2,180,000
                                                              ------------
                                    Total                     $ 11,080,000
                                                              ============

          The Company signed a lease agreement for facilities in Lawrenceville, Georgia effective May 1, 2003. The lease agreement expires on May 31, 2008 and requires a monthly rent payment of $19,000. In addition to the lease amount, the Company is responsible for utilities and taxes.

     Aggregate annual minimum lease  commitments in future years are as follows:
     For fiscal years ending in,

                                    2003                      $    152,000
                                    2004                           228,000
                                    2005                           228,000
                                    2006                           228,000
                                    2007                           228,000
                                    2008                            95,000
                                                              ------------

                                    Total                     $   1,159,000
                                                              =============




================================================================================

Item  8.  Changes  In and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------

Change to J.H. Cohn LLP

On November 19, 2001, and effective on such date, American Utilicraft determined to change the independent accountants of the Company from Halt, Thrasher & Buzas LLP to J.H. Cohn LLP. The Board of Directors of the Company approved the change of accountants to J.H. Cohn LLP. There were no disagreements with Halt, Thrasher & Buzas LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, as was reported in the 8-K filing of November 19, 2001.

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


Return to Halt, Buzas & Powell LLP (f/k/a Halt, Thrasher & Buzas LLP)
With the submission of American Utilicraft's unaudited financials to the SEC on April 29, 2004, it was noted that the independent accountant relationship with J.H. Cohn LLP, announced in the 8-K filing of November 19, 2001, was never consummated. After brief discussions with J.H. Cohn LLP, it was determined that the relationship would not be consummated at this time.

Effective as of May 3, 2004, the independent accountants of the Company are no longer J.H. Cohn LLP. The Company's Board of Directors approved the interviewing process for new independent accountants. During the full period while J.H. Cohn LLP were the independent accountants of record, they were not engaged to conduct any new accounting for the Company. As such, there were no disagreements with J.H. Cohn LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. The Company's unaudited financial statements during that time did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, because of the Company's financial inability during that time to engage J.H. Cohn LLP. Since its initial review of the Company's records audited by Halt, Thrasher & Buzas LLP in 2001, and subsequent acceptance of the Company as a client, J.H. Cohn was not involved with the Company's records in any form, because of the Company's lack of funds due to the financial repercussions of the September 11, 2001.

The principal accountant's had no report on the financial statements for either of the past two years, pursuant to Item 304(a)(ii) of Regulation S-K. Because of this, there was no adverse opinion or disclaimer of opinion, or modification as to uncertainty, audit scope, or accounting principles.

J.H. Cohn LLP was not fully engaged, there were no disagreements with them on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report, pursuant to Item 304(a)(iv)(A) of Regulation S-K. Because the Company had insufficient funding to fully engage the J.H. Cohn LLP, the accountants had no opportunity to review any of the Company's records since the November 19, 2001 8-K filing.

In connection with the Company's 8K filed with the Commission on may 14, 2004, the Company requested J.H. Cohn LLP to furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. The Company intends to file that letter within two (2) business days of its receipt.

As a result of interviewing process for new independent accountants, the accounting firm of Halt, Buzas & Powell, LTD. (formerly Halt, Thrasher & Buzas) was re-engaged as the Company's independent accountants as of June 28, 2004. The company's Board of Directors approved the engagement.

Item 8A  Controls and Procedures.
---------------------------------

While we are a small company with limited resources, we employ effective and reasonable efforts to maintain internal controls over disclosure and financial reporting. Management assumes full responsibility for assignment of duties to personnel to assure timely and accurate reporting of disclosures and financial information.

The Company uses multiple resources, internally and externally, including but not limited to management, employees, outside accountants & auditors, and legal counsels to maintain adequate books and records and accurately report necessary disclosures. Disclosure requirements are monitored by both outside accounting firm and outside auditors, and reported to management.

We employ an economically effective means of dividing tasks and duties to protect the fiduciary integrity of the Company. The Company employs multiple levels of checks and balances with both internal and external resources to assure accurate financial reporting, including without limitation, the structural separation of the accounts payable, check signing and account reconciliation functions. Through timely reviews of financial reports and periodic reviews of processes and resources, management regularly assesses the accuracy and effectiveness of the financial reporting.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
With Section 16(a) of the Exchange Act.
---------------------------------------


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


Term of Office
In accordance with our amended Bylaws, the terms of office of the members of our board of directors are divided into three classes: Class I, whose term will expire in 2004, Class II, whose term will expire at in 2002 and Class III, whose term will expire in 2003. Mr. Carey serves as the Class I director, Mr. Boland serves as the Class II director, and Mr. Dupont and Mr. Eaton serve as the Class III directors.

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


Reporting Defaults and Corporate Governance Matters
As a result of September 11, 2001, the Company's business plan and capital raising abilities were severely handicapped. The Company quickly went into a capital preservation mode, including significantly curtailing of outside legal and accounting expenses, and defaulted in its reporting obligations under the Securities Exchange Act of 1934 (the "Exchange Act"). The recent economic renaissance and fuel prices have reinvigorated the Company's ability to capitalize on its intellectual property, including the development and exploitation of the FF-1080 aircraft. As a result the Company is endeavoring to cure its reporting defaults and submit periodic reports for the missing period.

An ancillary aspect of the Company's capital preservation efforts, is that the Company failed to implement an Audit Committee or a Code of Ethics, as those terms are defined in the Exchange Act. The Company intends to cure its reporting deficiencies by November 5, 2004, and adopt adequate corporate governance measures to comply with the Exchange Act by December 31, 2004.

In addition to the Company's reporting shortfalls, the Company's shareholder's that may be subject to the reporting requirement of Section 16 of the Exchange Act have not filed their form 4s and 5s for 2001, 2002, 2003 and 2004. The Company is undertaking an effort to have each of its shareholders that are subject to Section 16 reporting requirement bring their filings current as of the end of fiscal 2004.



Item 10. Executive Compensation.

The following table sets forth the compensation earned by the full-time Executive Staff and Officers of the Company. Our Bylaws, as amended, authorize our board of directors to fix the compensation of directors for services related to their membership in board committees and allow the reimbursement of expenses of directors for their attendance at each meeting of our board of directors.

Summary Compensation Table for 2001
---------------------------------------- ------- ---------------------------------------
                                                        Annual Compensation
---------------------------------------- ------- ---------------------------------------
Name and Principal Position              Fiscal  Salary*    Actual Amount  Other Annual
                                         Year               Paid           Compensation
---------------------------------------- ------- ---------- -------------- -------------
John J. Dupont (1)                       2001    $232,692*  $ 110,488      $   0
  President and Chief Executive Officer
---------------------------------------- ------- ---------- -------------- -------------
James S. Carey (2)                       2001    $116,345*  $ 63,732       $   0
   Executive Vice President; Vice
   President of Marketing
---------------------------------------- ------- ---------- -------------- -------------
Thomas Dapogny (3)                       2001    $116,345*  $ 59,395       $   0
   Vice President of Operations
---------------------------------------- ------- ---------- -------------- -------------
R. Darby Boland (4)                      2001    $ 80,000*  $50,465        $   0
  General Manager, Vice President
---------------------------------------- ------- ---------- -------------- -------------

     * Salaries: While we must offer appropriate salaries in order to retain necessary personnel, the Company has not had the funding at this point in time to pay its officers their full salary. As such and to assist the Company through its developmental stages, the officers may elect to defer payment of their full salary.
     (1) Mr. Dupont elected to defer a portion of his compensation for 2001 in the amount of $122,204. Mr. Dupont has been deferring a portion of his compensation each year since 1990. In October 2000 Mr. Dupont elected to convert all deferred compensation due him as of December 31, 1999 into a warrant to purchase shares of our common stock. For each dollar of deferred compensation owed to him, he received a warrant to purchase one share of our common stock for a total of 410,962 shares. The warrants have an exercise price of $3.00, expire on September 30, 2003 and vest as follows: 50% immediately, 25% on the first anniversary of the date of the warrant and 25% on the second anniversary of the date of the warrant.
     (2) Mr. Carey elected to defer a portion of his compensation for 2001 in the amount of $52,613. Mr. Carey has been deferring a portion of his compensation each year since 1991. In October 2000 Mr. Carey elected to convert all deferred compensation due him as of December 31, 1999 into a warrant to purchase shares of our common stock. For each dollar of deferred compensation owed to him he received a warrant to purchase one share of our common stock for a total of 336,461 shares. The warrants have an exercise price of $3.00, expire on September 30, 2003 and vest as follows: 50% immediately, 25% on the first anniversary of the date of the warrant and 25% on the second anniversary of the date of the warrant.
     (3) Mr. Dapogny elected to defer a portion of his compensation for 2001 in the amount of $56,950. Mr. Dapogny has been deferring a portion of his compensation each year since 1998. In October 2000 Mr. Dapogny elected to convert all deferred compensation due him as of December 31, 1999 into a warrant to purchase shares of our common stock. For each dollar of deferred compensation owed to him he received a warrant to purchase one share of our common stock for a total of 70,731 shares. The warrants have an exercise price of $3.00, expire on September 30, 2003 and vest as follows: 50% immediately, 25% on the first anniversary of the date of the warrant and 25% on the second anniversary of the date of the warrant.

     (4) Mr. Boland elected to defer a portion of his compensation for 2001 in the amount of $29,535.


Item 11.  Security  Ownership of Certain  Beneficial  Owners and  Management and
--------------------------------------------------------------------------------
Related Stockholder Matters.
----------------------------

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

                                                                                Shares of        Percentage of
                                                                                  Voting          Voting Stock
                                                                                  Stock         (fully diluted)
                                   Series A        Options &       Common      Beneficially       Beneficially
Name of Beneficial Owner (1)      Preferred        Warrants        Stock         Owned (2)          Owned(3)
----------------------------      ---------        ---------       ------      ------------     ---------------
John J. Dupont                    1,083,000        1,308,222                    2,391,222            15.45%
R. Darby Boland                     887,787          130,750                    1,018,537             6.58%
James S. Carey                                       352,346      155,040         507,386             3.28%
Edward Eaton                                          55,000      101,232         156,232             1.01%
Thomas Dapogny                                       109,548       94,356         203,904             1.32%
Douglas E. Smith (4)                                 175,000    1,515,607       1,690,607            10.92%
Karen Morgison (5)                                   252,658    1,083,000       1,335,658             8.63%
Patricia D. Parsons                                        0      912,000         912,000             5.89%
Harlyn Hubbs                                         120,830      779,076         899,906             5.81%
Swartz Private Equity, LLC                           390,000      110,000         500,000             3.23%
LeRoy Svendsen                                       101,300      478,800         580,100             3.75%
All executive officers and
directors as a group (6)          1,970,787        1,955,866      350,628       4,277,281            27.64%

-----------
     (1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Pursuant to the rules of the Securities and Exchange Commission, shares of our common stock that each named person and group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights, are deemed outstanding for purposes of computing shares beneficially owned by and the percentage ownership of each such person and group.
     (2) Unless otherwise noted, all shares listed are owned of record and the record owner has sole voting and investment power, subject to community property laws where applicable and the information contained in the footnotes to this table.
     (3) Percentage beneficial ownership is calculated on a fully diluted basis, which assumes 15,476,638 shares of common stock issued based upon: (a) 9,909,232 shares of common stock issued and outstanding as of December 31, 2001; (b) conversion of the Series A Preferred into 1,970,787 shares of common stock; and (c) the exercise of all warrants exercisable within 60 days (i.e. the issuance of 3,596,619 shares of common stock appurtenant thereto).
     (4) Includes 458,900 shares of our common stock owned by the Smith Family Trust of which Mr. Smith is the trustee, and 25,000 shares of our common stock issuable upon exercise of a common stock purchase warrant that is exercisable by the Smith Family Trust at or within 60 days after the date hereof.
     (5) Includes 126,329 shares of our common stock issuable upon exercise of a common stock purchase warrant that is exercisable by Edward Morgison, the spouse of Karen Morgison, at or within 60 days after the date hereof.
     (6)  Includes Dupont, Boland, Carey, Eaton and Dapogny.


Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

The Company sold Warrants to Patricia Parsons, a beneficial owner of the Company. A warrant for 500,000 shares exercisable at $1 per share and another for $500,000 exercisable for $10 were sold for the total investment of $500,000 in cash and the surrender and cancellation of a warrant for 102,300 shares exercisable at $3 per share.


Item 13. Exhibits.
------------------


------- -----------------------------------------------------------------   ----
Exhibit
No       Description                                                        Note
------- -----------------------------------------------------------------   ----
3.1     Certificate of Incorporation of American  Utilicraft  Corporation    1.
        filed with the Delaware Secretary of State on August 9, 1990
------- -----------------------------------------------------------------   ----
3.2     Bylaws of American Utilicraft Corporation.                           1.
------- -----------------------------------------------------------------   ----
3.3     Certificate of Amendment of the Certificate of  Incorporation  of    1.
        American Utilicraft Corporation filed with the Delaware Secretary of State on April 24, 2000.
------- -----------------------------------------------------------------   ----
3.4     Certificate of Amendment of the Certificate of  Incorporation  of    1.
        American Utilicraft Corporation filed with the Delaware Secretary of State on May 24, 2000.
------- -----------------------------------------------------------------   ----
3.5     Certificate of Amendment of the Certificate of  Incorporation  of    1.
        American Utilicraft Corporation filed with the Delaware Secretary of State on October 5, 2000.
------- -----------------------------------------------------------------   ----
3.6     Certificate of Secretary of American Utilicraft Corporation dated    1.
        October 6, 2000 amending Bylaws.
------- -----------------------------------------------------------------   ----
3.7     Certificate of Determination of American  Utilicraft  Corporation    1.
        creating the Series A 1.  Convertible  Preferred Stock filed with the Delaware Secretary of State on October 5, 2000.
------- -----------------------------------------------------------------   ----
4.1     Specimen stock certificate of common stock of American Utilicraft    1.
        Corporation.
------- -----------------------------------------------------------------   ----
10.1    Amended and Restated Investment Agreement by and between American    1.
        Utilicraft Corporation and Swartz Private Equity, LLC dated March
        8, 2001.
------- -----------------------------------------------------------------   ----
10.2    Employment   Agreement   by  and  between   American   Utilicraft    1.
        Corporation and John Dupont dated February 28, 1991.
------- -----------------------------------------------------------------   ----
10.3    Employment   Agreement   by  and  between   American   Utilicraft    1.
        Corporation and James Carey dated August 15, 1991.
------- -----------------------------------------------------------------   ----
10.4    Amendment  Number  One to  Employment  Agreement  by and  between    1.
        American Utilicraft Corporation and John Dupont dated January 21,
        1993.
------- -----------------------------------------------------------------   ----
10.5    Amendment  Number  One to  Employment  Agreement  by and  between    1.
        American Utilicraft Corporation and James Carey dated January 21,
        1993.
------- -----------------------------------------------------------------   ----
10.6    Amendment  Number  Two to  Employment  Agreement  by and  between    1.
        American  Utilicraft  Corporation  and John Dupont dated April 6,
        1999.
------- -----------------------------------------------------------------   ----
10.7    Amendment  Number  Two to  Employment  Agreement  by and  between    1.
        American  Utilicraft  Corporation  and James Carey dated April 6,
        1999.
------- -----------------------------------------------------------------   ----
10.8    Employee Agreement by and between American Utilicraft Corporation    1.
        and Thomas Dapogny dated July 15, 2000.
------- -----------------------------------------------------------------   ----
10.9    Third Amendment to Employment  Agreement by and between  American    1.
        Utilicraft Corporation and John Dupont dated October 4, 2000.
------- -----------------------------------------------------------------   ----

------- -----------------------------------------------------------------   ----
10.10   Third Amendment to Employment  Agreement by and between  American    1.
        Utilicraft Corporation and James Carey dated October 4, 2000.
------- -----------------------------------------------------------------   ----
10.11   First Amendment to Employment  Agreement by and between  American    1.
        Utilicraft Corporation and Thomas Dapogny dated October 4, 2000.
------- -----------------------------------------------------------------   ----
10.12   Convertible Subordinated Promissory Note dated July 11, 2000 made    1.
        by American Utilicraft Corporation in favor of Douglas E. Smith.
------- -----------------------------------------------------------------   ----
10.13   Assignment  entered  into by John  Dupont  in favor  of  American    1.
        Utilicraft Corporation dated May 24, 2000.
------- -----------------------------------------------------------------   ----
10.14   Technical Services Purchase Agreement between American Utilicraft    1.
        Corporation and The Aerostructures Corporation, dated December 1,
        2000.
------- -----------------------------------------------------------------   ----
16.1    Letters of change in certifying  accountant from Halt, Thrasher &    2.
        Buzas, LLP to J.H. Cohn, LLP
------- -----------------------------------------------------------------   ----
16.2    Letters of change in certifying accountant from J.H. Cohn, LLP to    3.
        Halt, Buzas & Powell, LLP
------- -----------------------------------------------------------------   ----
23.1    Consent of Halt, Thrasher & Buzas, LLP, Chartered Accountants.
------- -----------------------------------------------------------------   ----
31.1    Principal Executive certification
------- -----------------------------------------------------------------   ----
31.2    Principal Financial Officer certification
------- -----------------------------------------------------------------   ----
32      Section 1350 Certifications
------- -----------------------------------------------------------------   ----
---------------
     (1) Incorporated by reference from the Company's Registration Statement, File No. 333-57552, filed on March 23, 2001.
     (2)  Incorporated  by  reference  from  the  Company's   8-K/A,   File  No.
          000-32751, filed on February 21, 2002.
     (3) The Company has requested the letter from J.H. Cohn LLP and will file it with 2 business days of its receipt.


Item 14. Principal Accountant Fees and Services.

The accountant firm of Halt, Thrasher & Buzas, LLP billed American Utilicraft $50,000 for the preparation of the financial statements used in this Form 10-KSB/A. The auditors have not performed any tax or other work for the Company at this time.


================================================================================

                                   Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 American Utilicraft Corporation


Date:  October 28, 2004                           /s/ John J. Dupont
                                                 -------------------------------
                                                 John J. Dupont
                                                 President and CEO

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  October 28, 2004                            /s/ John J. Dupont
                                                 -------------------------------
                                                 John J. Dupont
                                                 President , CEO and Director


Date:  October 28, 2004                           /s/ M. Karen Shoemaker
                                                 -------------------------------
                                                 M. Karen Shoemaker
                                                 Principal Accounting Officer


Date:  October 28, 2004                           /s/ Darby Boland
                                                 -------------------------------
                                                 Darby Boland
                                                 Director