Form 10KSB/A
period 2002-12-31
AMERICAN UTILICRAFT CORP
filed 2004-11-03
CIK 1118190

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A
  ANNUAL REPORT PURSUANT TO SECTION15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2002   Commission File Number: 333-57552
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

         Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [_] No [X]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year. Zero
                                                                  ----

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.). As of December 31, 2002, 9,354,044

         As of December 31, 2002 there were 13,195,732 shares of common stock, par value $.00001 per share, and 1,970,787 shares of preferred stock, par value $.00001 per share, of the registrant outstanding.

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

   Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                                TABLE OF CONTENTS

Part I            .............................................................3
     Item 1       Description of Business......................................3
     Item 2       Description of Property......................................8
     Item 3       Legal Proceedings............................................8
     Item 4       Submission of Matters to a Vote of Security Holders..........9

Part II           .............................................................9
     Item 5       Market for Common Equity and Related Stockholder Matters.....9
     Item 6       Management's Discussion and Analysis or Plan of Operation...10
     Item 7       Financial Statements........................................11
     Item 8       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................32
     Item 8A      Controls and Procedures.....................................32

Part III          ............................................................32
     Item 9       Directors, executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(a) of the Exchange Act..35
     Item 10      Executive Compensation......................................35
     Item 11      Security Ownership of Certain Beneficial Owners and
                  Management and Related Stockholder Matters .................35
     Item 12      Certain Relationships and Related Transactions..............36
     Item 13      Exhibits....................................................37
     Item 14      Principal Accountant Fees and Services......................38

                                     PART I

Item 1. Description of Business.
--------------------------------

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

Intellectual Property
---------------------
Our performance and ability to compete depend to a significant degree on our proprietary knowledge. In 1992, the U.S. Patent and Trademark Office ("PTO") issued a method patent, which was assigned to us, for the method of transporting cargo using freight feeder aircraft with an automated freight management system. In 1993, PTO issued a design patent, which was assigned to us, for the FF-1080 aircraft, which expires in 2007. We filed for an additional patent in 2000 for the Automatic Flat Rate Setting System for Freight Feeder Aircraft that was granted on October 30, 2001. We have nondisclosure agreements with all of our employees.


Governmental Regulations
------------------------
We are subject to regulations promulgated by the FAA with respect to safety requirements for and certification of aircraft. The FF-1080 prototype is a pre-certified, non-production aircraft that will be built under the regulations for experimental aircraft. The FF-1080 is a simple twin-engine, standard configuration, aluminum airframe that requires a low-risk, low-tech FAA certification process. We believe that there are no systems on the aircraft (such as hydraulic, retractable landing gear, assisted/boosted flight controls, cargo cabin pressurization, emergency ejection egress, crash-worthy/fire retardant passenger seats and passenger environmental control systems) that could cause scheduling and approval difficulties with the FAA during the flight test and static-test programs.

We are also subject to governmental regulations applicable to public companies.


FAA Type Certificate
--------------------
Type certification is the process that conforms the FF-1080 engineering and flight characteristics to FAA requirements. The type certification process legally enables a U.S. manufacturer to mass-produce its aircraft "type," insuring that each delivered FF-1080 meets identical safety and performance requirements. The regulations governing an FAA Type Certificate for the FF-1080 are contained in Federal Aviation Rules (FAR) Part 25. The FARs require the manufacturer to provide drawings and engineering data for every component of the aircraft. The engineering data must show precisely what stresses will be imposed on the component during its operational life. Its capabilities must exceed these stresses by a minimum of 50 percent. The FF-1080 is designed with even greater margins of safety and uses as many proven industry-standard and "off-the-shelf" items as possible for safety, ease of certification and ease of maintenance. The quality of each component must also be shown to be repeatable during the manufacturing process, and when AUC buys a part from another manufacturer, the part must also be certified by AUC, or under a specific "Technical Standard Order (TSO)" by the FAA.

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


Item 2. Description of Property.
--------------------------------

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

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

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



                                     PART II


Item 5. Market for Common Equity and Related Security Holder Matters.
---------------------------------------------------------------------

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


The number of shareholders of record for the Company's common stock as of December 31, 2002 was 117, and the number of common stock shares issued and outstanding was 13,195,732.

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


Item 6. Management's Discussion and Analysis or Plan of Operations.
-------------------------------------------------------------------

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


Item 7. Financial Statements.
-----------------------------

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

                          Independent Auditors' Report
                          ----------------------------


Board of Directors
American Utilicraft Corporation
Lawrenceville, GA



         We have audited the accompanying balance sheets of American Utilicraft Corporation (Company) as of December 31, 2002 and 2001, and the related statements of operations, changes in stockholders deficit, and cash flows for the years then ended, including cumulative amounts from July 17, 1990 (inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Utilicraft Corporation as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, including cumulative amounts from July 17, 1990 (inception) through December 31, 2002, in conformity with accounting principals generally accepted in the United States of America.

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



August 11, 2004
Alexandria, VA                                         HALT, BUZAS & POWELL, LTD


================================================================================

                         American Utilicraft Corporation
                                  Balance Sheet
                                  Accrual Basis
                             As of December 31, 2002

                                     ASSETS
                                                                        2002            2001
                                                                    ------------    ------------
Current assets:
    Cash                                                            $     38,344    $    177,764
    Prepaid rent                                                          10,488          10,688
    Other assets                                                           9,518           8,520
                                                                    ------------    ------------

         Total current assets                                             58,350         196,972

Prepaid rent, noncurrent                                                 568,616          18,354
Property and equipment, net of accumulated depreciation                  187,497         293,867
Patents, intellectual property and designs, net of accumulated
    amortization                                                         800,713         969,285
                                                                    ------------    ------------

Total assets                                                        $  1,615,176    $  1,478,478
                                                                    ============    ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable and accrued expenses                           $  1,158,864    $    671,399
    Notes Payable - current                                              321,042            --
    Deferred compensation                                                649,686         334,648

Lease payable - long term                                                 14,266          17,012
                                                                    ------------    ------------

         Total liabilities                                             2,143,858       1,023,059

Commitments and contingencies                                               --
Stockholders' (deficit) equity:
    Preferred stock, par value $.00001 per share; 7,500,000
    shares authorized; 1,970,787 shares of Series A preferred
        stock issued and outstanding                                          20              20
    Common stock, par value $.00001 per share; 35,000,000
        shares authorized; 13,195,732 and 9,909,232 shares issued
        and outstanding, respectively                                        131              98
    Additional paid in capital                                        12,871,169      11,320,407
    Deficit accumulated during the development stage                 (13,400,002)    (10,865,106)
                                                                    ------------    ------------

         Total stockholders' (deficit) equity                           (528,682)        455,419
                                                                    ------------    ------------

Total liabilities and stockholders' (deficit) equity                $  1,615,176    $  1,478,478
                                                                    ============    ============


================================================================================

                         American Utilicraft Corporation
                             Statement of Operations
                          January through December 2002

                                                                                  For the period
                                                  For the           For the        July 17, 1990
                                               period ended      period ended     (inception) to
                                               Dec. 31, 2002     Dec. 31, 2001     Dec. 31, 2002
                                              --------------    --------------    --------------

Expenses:

    Research and development                  $      682,725    $    1,667,993    $    5,273,165
    General and administration                     1,145,145         1,336,426         5,082,320
    Marketing                                        531,194           663,179         2,695,468
                                              --------------    --------------    --------------

    Loss from operations                           2,359,064         3,667,598        13,050,953
                                              --------------    --------------    --------------

Other income and expense:

    Interest income                                   36,350            27,866           130,590
    Interest expense                                 212,182             1,807           868,157
    Other Income                                        --               5,000             5,000
                                              --------------    --------------    --------------

      Total other (income) expense                  (175,832)          (31,059)          732,567
                                              --------------    --------------    --------------


Net loss before extraordinary item                 2,534,896         3,636,539        13,783,520
Extraordinary item: gains on extinguishment
    of debt                                             --              25,330           383,519
                                              --------------    --------------    --------------
Net loss                                      $    2,534,896    $    3,611,209    $   13,400,001
                                              ==============    ==============    ==============


Basic and diluted loss per common share
    before extraordinary item                 $         0.23    $         0.38    $         1.97
Extraordinary item: gains on extinguishment
    of debt                                   $         --      $         --      $         0.05
                                              --------------    --------------    --------------
Basic and diluted loss per common share       $         0.23    $         0.38    $         1.91
                                              ==============    ==============    ==============

Weighted average number of common shares
    outstanding                               $   10,852,231    $    9,520,051    $    7,012,473
                                              ==============    ==============    ==============


                         American Utilicraft Corporation
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
                 For the years ended December 31, 2002 and 2001

                                                    Preferred Stock                              Common Stock
                                                Issued and       Price                       Issued and     Price
                                               Outstanding        Per          $0.00001     Outstanding       Per
                                                 Shares          Share        Par Value       Shares         Share
                                              ------------   ------------   ------------   ------------   ------------
Balance, December 31,2000                        1,970,787           --     $         20      8,941,855           --

Sales of common stock
November 11, 2001                                     --             --             --           50,000              1
Various dates                                         --             --             --          328,707              2
Various dates                                         --                            --             --          461,170

Exercise of stock warrants                            --             --             --          110,000              1

Issuance of stock warrants                            --             --             --             --             --

Issuance of stock for non-cash compensation           --             --             --           10,000           2.02
Issuance of stock for non-cash compensation           --             --             --            7,500           3.33

Offering costs                                        --             --             --             --             --

Net Loss                                              --             --             --             --             --
                                              ------------   ------------   ------------   ------------   ------------
Balance, December 31, 2001                       1,970,787           --     $         20      9,909,232           --

Sales of common stock
Various dates                                         --             --             --          593,000              1
Various dates                                         --             --             --          660,000           0.50

Issuance of stock for interest on loans               --             --             --          912,000           0.17
Issuance of stock for aircraft lease                  --             --             --        1,121,500           0.50

Offering costs                                        --             --             --             --             --

Net loss                                              --             --             --             --             --
                                              ------------   ------------   ------------   ------------   ------------
Balance, December 31, 2002                       1,970,787           --     $         20     13,195,732           --
                                              ============   ============   ============   ============   ============

                                                                                Deficit
                                                                              Accumulated
                                                              Additional       During the
                                                $0.00001       Paid-In       Developmental
                                                Par Value      Capital           Stage        Total
                                              ------------   ------------    ------------    ------------
Balance, December 31,2000                               89      9,198,487      (7,253,902)      1,944,694

Sales of common stock
November 11, 2001                                        1         49,999            --            50,000
Various dates                                            3        657,410            --           657,413
Various dates                                            4              5       1,844,670       1,844,675

Exercise of stock warrants                            --          110,000            --           110,000

Issuance of stock warrants                            --          549,170            --           549,170

Issuance of stock for non-cash compensation           --           20,200            --            20,200
Issuance of stock for non-cash compensation           --           25,000            --            25,000

Offering costs                                        --       (1,134,529)           --        (1,134,529)
                                                                                             ------------
Net Loss                                              --             --        (3,611,204)     (3,611,204)
                                              ------------   ------------    ------------    ------------
Balance, December 31, 2001                              98   $ 11,320,407    $(10,865,106)   $    455,419

Sales of common stock
Various dates                                            6        592,994            --           593,000
Various dates                                            7        329,993            --           330,000

Issuance of stock for interest on loans                  9        154,681            --           154,690
Issuance of stock for aircraft lease                    11        560,739            --           560,750

Offering costs                                        --          (87,645)           --           (87,645)

Net loss                                              --             --        (2,534,896)     (2,534,896)
                                              ------------   ------------    ------------    ------------
Balance, December 31, 2002                             131     12,871,169     (13,400,002)       (528,682)
                                              ============   ============    ============    ============


================================================================================

                         American Utilicraft Corporation
                            Statements of Cash Flows
                          January through December 2002


                                                                                       For the period
                                                       For the           For the        July 17,1990
                                                    period ended      period ended     (inception) to
                                                    Dec. 31, 2002     Dec. 31, 2001     Dec. 31, 2002
                                                   --------------    --------------    --------------
Cash flows from operating activities:
    Net loss                                       $   (2,534,896)   $   (3,611,209)   $  (13,400,001)
                                                   --------------    --------------    --------------
    Adjustments to reconcile net loss to
        net cash used in operating activities:

         Gain on extinguishment of debt                      --             (25,330)         (383,519)
         Common stock issued for loan interest            154,690            74,500           803,200
         Common stock issued for rent expense                --                --             152,049
         Common stock issued for compensation
             expense                                         --             145,200           145,200
         Common stock warrants issued for
             interest expense                                --                --              80,000
         Common stock warrants issued for
             compensation expense                            --                --           1,120,812
         Depreciation and amortization                    294,511           263,904           754,466
         Loss on disposal of assets                          --                --              29,878
         Bad debt provision, loans to officers             85,036           114,397           499,625

         (Increase) decrease in assets:
             Prepaid rent                                  10,688            14,539            10,488
             Other assets                                  (1,000)            4,798            (9,518)
         Increase in liabilities:
             Accounts payable                             487,465           564,832         1,158,864
             Deferred compensation                        315,038           221,648           649,686
                                                   --------------    --------------    --------------

         Total adjustments                              1,346,428         1,378,488         5,011,231
                                                   --------------    --------------    --------------

         Net cash used in operating activities         (1,188,468)       (2,232,721)       (8,388,770)
                                                   --------------    --------------    --------------

Cash flows from investing activities:
    Increase in prepaid rent                                 --                --             (28,842)
    Increase in deferred offering costs                   (87,645)         (432,279)         (787,174)
    Purchases of property and equipment                   (19,567)         (113,354)         (574,763)
    Loans to officers                                     (85,035)         (114,397)         (499,624)
                                                   --------------    --------------    --------------

         Net cash used in investing activities           (192,247)         (660,030)       (1,890,403)
                                                   --------------    --------------    --------------

Cash flows from financing activities:
    Payments of lease principal                            (2,746)             (785)           (3,531)
    Proceeds from issuance of capital
        stock                                             922,999         2,487,599         8,422,006
Proceeds from notes payable                               321,042              --             321,042
    Proceeds from issuance of common
        stock warrants                                       --             500,000         1,578,000
                                                   --------------    --------------    --------------





Net cash provided by financing activities               1,241,295         2,986,814        10,317,517
                                                   --------------    --------------    --------------

Net (decrease) increase increase in cash                 (139,420)           94,063            38,344

Cash, beginning of year                                   177,764            83,701              --
                                                   --------------    --------------    --------------

Cash, end of year                                  $       38,344    $      177,764    $       38,344
                                                   ==============    ==============    ==============


Supplemental disclosures of noncash information:

Common stock issued for loan interest              $      154,690    $       64,680    $      728,700
Common stock issued for current and future
    rent expense                                   $         --      $         --      $      152,049
Common stock warrants issued for costs
    associated with proposed public offering       $         --      $      435,000    $      435,000
Common stock warrants issued in conjunction
    with convertible debenture                     $         --      $       80,000    $       80,000
Common stock warrants issued for deferred
    compensation                                   $         --      $    1,070,812    $    1,070,812
Common stock warrants issued for patents,
    intellectual property and designs              $         --      $    1,180,000    $    1,180,000
Common stock issued as settlement of
    compensation payable                           $         --      $       50,000    $       50,000
Common Stock warrants issued for due to
    stockholder                                    $         --      $       74,500    $       74,500
Purchase of equipment by issuance of debt          $         --      $       17,791    $       17,791


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

          The Company's twelve years of research and development have resulted in the design of a system for moving freight, which is centered around a new air vehicle specifically designed for feeder route segments. The
     FF-1080 is capable of economically carrying standards industry air containers on short-to-medium range/medium density routes from feeder airports with runways as short as 3,000 feet.

          Additionally, the Company has developed an integrated air cargo information system for the freight feeder market, the Express Turn-Around
     (ETA)  electronic   freight  tracking  system.  The  ETA  system  is  fully
     integrated within the FF-1080 aircraft and can be deployed in other aircraft and trucks.

          The Company has also developed the Automated Flat Rate System (AFRS), a fully automated fuel efficiency management system for the aircraft. The AFRS system computes the most economical performance curve for each route segment based on the change in aircraft gross weight on the segment. The AFRS system reduces pilot work-load and assures that the FF-1080 is operating with the highest fuel efficiency.

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

     Income Taxes
     ------------

          Deferred income taxes are provided in accordance with SFAS No. 109, Accounting for Income Taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and Liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided where the likelihood of realizing the tax benefit of a deferred tax asset cannot be determined as more likely than not. Deferred tax assets and liabilities are classified as current or noncurrent based on the classification on the related assets or liability for financial reporting purposes, or based on the expected reversal date for deferred taxes that are not related to an asset or liability. There are no significant timing differences between income reported for financial statement purposes and that reported for income tax purposes. Accordingly, there is no provision in these financial statements for deferred income taxes. Business tax credits are accounted for as a reduction of income tax expense in the period the credits are used. Income tax expense for the year ended December 31, 2002 and 2001 was $0.

     Bad debts
     ---------

          The Company reserves against potentially uncollectible accounts in the period in which collection appears unlikely.

     Property and equipment
     ----------------------

          Property and equipment are reflected in the financial statements at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method with leasehold improvements being depreciated over the shorter of the remaining life of the lease, and vehicles, furniture, software and equipment being depreciated and amortized over three to ten years.

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

     Patents, intellectual property and designs
     ------------------------------------------

          Patents, intellectual property and designs are reflected in the financial statements at cost. Amortization is computed on a straight-line basis over seven years, the estimated beneficial period of the asset.

     Research and development costs
     ------------------------------

          According to SFAS No. 2, Accounting for Research and Development costs, including those in the development stage. The Company expensed such costs of $682,725 and $1,667,993 in 2002 and 2001, respectively, and has expensed $5,273,165 from inception through December 31, 2002.

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

     Recent accounting pronouncements
     --------------------------------

          In June 2000 and in June 1999 the FASB issued, respectively, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities- an amendment of FASB Statement No. 133, and SFAS No. 137, Accountings for Derivative Instruments and Hedging Activities- Deferral of the Effective Dated of FASB Statement No. 133. The statement amend and defer, respectively, the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and are effective for fiscal years beginning after June 15, 2000.

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

     Employment agreements
     ---------------------

          The Company has employment agreements with six officers and employees. The agreements provide for base annual salaries aggregating $550,000. Also, the agreements provide for certain bonuses, the amounts and conditions of which vary by individual. All bonuses are based on gross sales. The agreements are effective as of the first day of the month in which the major start-up financing (approximately $20,000,000) is obtained.

     Deferred compensation
     ---------------------

          Per agreement between the Company and certain of the officers and employees, payment for compensation for past services has been deferred to a future date. Terms and conditions of repayment are undetermined. Principal amounts due as of December 31, 2002 and 2001 were $649,686 and $334,648, respectively.

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

4.   Going concern


          The financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred net losses of $2,534,896 and $3,611,209 in 2002 and 2001, respectively, and has incurred losses since formation, resulting in accumulated deficits of $13,400,002 and $10,865,106 as of December 31, 2002 and 2001, respectively. For the years ended December 31, 2002 and 2001, respectively, the Company also generated negative cash flow from operations of $1,188,468 and $2,232,721. Such losses and negative cash flow have resulted primarily from significant costs associated with the development of the Company's products and marketing of these products. The Company expects to incur additional operating losses and negative cash flow in the future unless and until it is able to generate operating revenue sufficient to support expenditures. There is no assurance that sales of the Company's products will ever generate sufficient revenues to fund its continuing operations, that the Company will generate positive cash flow from operations or that the Company will attain and thereafter sustain profitability in any future period.

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

5.   Property and equipment


          The following summarizes property and equipment as of December 31:




                                         2002       2001
                                       --------   --------

     Computer equipment                 296,129    277,765
     Equipment                          135,693    135,693
     Furniture                           40,038     40,038
     Leasehold improvements              90,817     89,611
                                       --------   --------

     Total cost                         562,677    543,107

     Accumulated depreciation
         and amortization               375,180    249,240
                                       --------   --------

     Net property and equipment        $187,497   $293,867
                                       ========   ========


          Depreciation and amortization expense of property and equipment for the years ended December 31, 2002 and 2001 was $103,252 and $77,995, respectively.


6.   Due from officers


          Since 1993 the Company has, from time to time, advanced funds to its President, such amounts aggregating to $470,792 through December 31, 2002. Interest, imputed at an annual rate of 8%, has been accrued on these lendings, such interest income amounting to $34,191 and $26,026 for 2002 and 2001, respectively.

          The Company has advanced to another officer of the Company amounts aggregating $28,833 through December 31, 2002.

          By verbal agreement between the parties, these amounts will be later repaid out of bonus commissions otherwise due on future aircraft sales. Because there is substantial doubt about the Company's ability to generate such future sales, all amounts due from officers have been fully reserved. Such amounts, and the equal reserve amount, were $499,625 and $414,589 as of December 31, 2002 and 2001, respectively.

7.   Due to stockholders


          In January 2001 warrants for 74,500 shares were issued. A $25,330 gain on extinguishment of debt was recorded for the difference between the fair value of the warrants, $38,379 at $.66 per warranted shares, and the value of $74,500 otherwise due to stockholders.

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

9.   Notes Payable


          Two stockholders of the Company loaned a total of $320,000 during the year ended December 31, 2002. The loans mature between May and December of 2003. The loans require the Company to issue additional shares of the Company's stock as interest on the notes. For the year ended December 31, 2002, the Company issued 42,803 shares of stock in satisfaction of the interest. The stock was valued at $.17 per share based on an interest rate of 16% per annum. The balance of the notes at December 31, 2002 was $320,000.


10.  Commitments and contingencies


     Operating leases
     ----------------

          The Company leases facilities for use in Lawrenceville, Georgia for a current monthly rent payment of $4,334. The lease expires December 31, 2003.

          Aggregate annual minimum lease commitments in future years are as follows:

                 For fiscal years ending in,


                 2003               $    50,508
                 2004                    51,492
                                    -----------

                 Total              $   102,000
                                    ===========

          Rent expense for the period ended December 31, 2002 and 2001 was $51,925 and $50,930, respectively.

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

          Each Put shall specify the number of shares of common stock being offered and the sale price per share. Although the Puts will specify the number of shares being offered Swartz can opt to buy fewer shares if to do otherwise would result in Swartz owning more than certain agreed upon amounts (generally, 9.99% of total common stock outstanding, computed on a fully diluted basis). The parties agree that the sale price per share will generally be calculated at 91% of market price. Should such sales occur, the discount in sales price will be accounted for as deemed dividend to Swartz.

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

          The Company believes that Swartz has defaulted on material components of the investment agreement as restated and amended on March 8, 2001. The Company considers Swartz in breach of the agreement and that Swartz has no rights thereunder. Furthermore, the investment agreement sets a minimum exercise price of $1.00 per share ($.50 split adjusted), such that exercise is unlikely based on current market pricing. The Company has not, however, received a release from the investment agreement from Swartz, and the Company has not pursued further legal actions to definitively cancel the investment agreement. At this time, the Company considers obligations under the investment agreement to be contingent upon future events.

     Deferred compensation
     ---------------------

      Per agreements between the Company and certain of its officers and employees, payment for compensation for past services has been deferred to a future date. Total amounts due as of December 31, 1999 were $1,070,812; however, these amounts were subsequently liquidated in favor of certain stock warrants. Additional amounts, not subject to liquidation, of $649,686 have accrued as of December 31, 2002.

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

     Stock warrants
     --------------

          The warrant provides for an exercise price of $5 per share.

          In 2001, the Company issued to certain of its stockholders common stock warrants providing the right to purchase 1,350,300 shares of the Company's common stock at exercise prices ranging from $3 to $5 per share. The exercise price may be later adjusted pursuant to an antidilution clause. The holder's right to exercise the warrants vests as to a half of the warrant shares after one year, with vesting in the remaining shares occurring after two years. The warrant expires after three years. In the event that the warrant is partially or wholly exercised, the holder agrees to restrict sales of common stock thus received to 15% or less of otherwise trading volume in any 90 day period, with trading volume measured as average weekly trading volume during the four weeks immediately prior to such sales., with exercise price adjustment provisions, vesting provisions and sales restrictions identical to the warrants described above.

          In 2002, the Company issued to certain of its stockholders common stock warrants providing the right to purchase 2,243,000 shares of the Company's common stock at exercise prices ranging from $.50 to $4.00 per share, with exercise price adjustment provisions, vesting provisions and sales restrictions identical to the warrants described above.


                  As of December 31, 2002, stock warrants were outstanding as follows:

       Holder             Issue Date         Vesting Date      Expiration Date      Warranted Shares      Exercise Price
       ------             ----------         ------------      ---------------      ----------------      --------------
Swartz Private Equity    May 3, 2000         May 3, 2000         May 3, 2005                 390,000       $      1.00
Stockholder           September 13, 2000  September 13, 2000  September 13, 2003             150,000       $      5.00
Stockholders           October 5, 2000     October 5, 2001    September 30, 2003             521,750       $      3.00
Stockholders           October 5, 2000     October 5, 2002    September 30, 2003             521,750       $      3.00
Stockholders           October 5, 2000     October 5, 2000    September 30, 2003             535,406       $      3.00
Stockholders           October 5, 2000     October 5, 2001    September 30, 2003             267,703       $      3.00
Stockholders           October 5, 2000     October 5, 2002    September 30, 2003             267,703       $      3.00
President              October 5, 2000     October 5, 2001    September 30, 2003           1,000,000       $      5.00
President              October 5, 2000     October 5, 2002    September 30, 2003           1,000,000       $      5.00
Stockholders           October 5, 2000     October 5, 2001    September 30, 2003             410,000       $      3.00
Stockholders           October 5, 2000     October 5, 2002    September 30, 2003             410,000       $      3.00
Stockholders           October 5, 2000     October 5, 2001    September 30, 2003             266,760       $      3.00
Stockholders           October 5, 2000     October 5, 2002    September 30, 2003             266,760       $      3.00
Former officer         October 5, 2000     October 5, 2001    September 30, 2003              25,000       $      3.00
Former officer         October 5, 2000     October 5, 2002    September 30, 2003              25,000       $      3.00
Stockholders           January 14, 2001    January 14, 2003    January 14, 2003               74,500       $      3.00
Stockholder              July 9, 2001        July 9, 2003     September 30, 2003              10,000       $      3.00
Stockholder            August 28, 2001     August 28, 2003     January 30, 2007               25,000       $      2.00
Stockholders           August 28, 2001     August 28, 2003     January 30, 2007                7,500       $      2.00
Stockholder            August 28, 2001     August 28, 2003     August 28, 2004                 1,000       $      2.00
Stockholder           September 30, 2001  September 30, 2001  September 30, 2011              30,000       $      3.33
Stockholders           December 5, 2001      June 5, 2002      December 5, 2007              500,000       $       -
Stockholders           December 5, 2001    December 2, 2002    December 5, 2007              500,000       $      1.00
Stockholder            December 3, 2001    December 3, 2003    December 3, 2004              100,000       $      5.00
Stockholders           December 5, 2001    December 5, 2002    December 5, 2007              102,300       $      1.00
Stockholders          Feb. 1 to July 25,  Feb. 1 to July 25,    July 25, 2005                321,500       $      1.00
                             2002                2003
Stockholders          Feb.1 to July. 25,  Feb. 1 to July 25,    July 25, 2005                321,500       $      1.00
                             2002                2004
Stockholder            December 2, 2002    December 2, 2003    January 30, 2007              189,250       $      4.00
Stockholder            December 2, 2002    December 2, 2004    January 30, 2007              189,250       $      4.00
Stockholder            December 2, 2002    December 2, 2002   December 31, 2009            1,121,500       $      4.00
Stockholder           September 25, 2002  September 25, 2003  September 25, 2005              50,000       $      0.50
Stockholder           September 25, 2002  September 25, 2004  September 25, 2005              50,000       $      0.50
                                                                                 -------------------
                               Total common stock warrants outstanding                     9,651,132               -
                                                                                 ===================


          The Company leases a plane from one of its stockholders. The agreement provided the stockholder with 45,600 additional shares of common stock. That stock has been valued at $52,440, which amount is being amortized over the 60 month period of the lease as additional rent.

          Future annual minimum lease commitments are as follows:

                2003                                      36,408
                2004                                      30,340
                                                   -------------
                Total                              $      66,748
                                                   =============

          Plane rental expense for the year ended December 31, 2002 and 2001 was $36,402 and $36,669, respectively.

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

          In the event of a major financing, an employment agreement with the Company's President, expiring February 28, 2005, specifies that up to $500,000 of such funds shall be lent to the President in the form of a non-interest bearing loan to be later repaid out of bonus commission otherwise due on future aircraft sales. In the event of a major financing, the employment agreement also specifies that in the event of termination by the Company for other than cause the president shall be provided with a lump-sum payment of $2,500,000, plus ten times five years' worth of bonus commissions prior earned, or projected to be earned, on aircraft sales. In the event of a significant change in control of the Company, subsequent to a major financing, the same lump-sum payment shall also be due if the President's position is downgraded and the President resigns rather than accept the downgraded position, or if the President is terminated by the Company. The agreement provides for annual salary amounts as $250,000 upon the Company having become a reporting Company under the Exchange Act of 1934.

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

          On July 15, 2000 additional employment agreements were entered into with two additional officers. One agreement was further amended on October 4, 2000. Both agreements expire July 15, 2003. Both agreements provide that in the event of major financing and in the event of termination by the Company for other than cause, the employee shall be provided with lump-sum payment ranging from $200,000 to $250,000, and $160,000 to $250,000, respectively, dependent, respectively, upon the Company having become a reporting Company under the Exchange Act of 1934 or upon the Company's operational status with respect to aircraft production at the point of termination. Both agreements further provide that in the event of a significant change in control of the Company, subsequent to a major financing, lump-sum payment of $1,000,000 to $1,250,000, and $800,000 to $1,250,000, respectively, dependent, respectively, upon the Company having become a reporting Company under the Exchange Act of 1934 or upon operational status, shall be provided if the employee's position is downgraded and the employee resigns rather than accept the downgraded position, or if the employee is terminated by the Company for other than cause. The agreement provide for annual salary amounts of $125,000 upon the Company having become a reporting Company under the Exchange Act of 1934 and $80,000, $100,000, or $125,000 dependent upon the Company's operational status with respect to aircraft production, respectively.

11.  Income Taxes

          Until such time as the Company ceases to be in the development stage and becomes an active business, otherwise deductible expenses have been capitalized  pursuant  to certain  optional  and  required  elements of U.S income tax statutes. The tax effect of these and other temporary differences that give rise to significant portions of deferred tax assets at December 31, 2002 and 2001 are summarized as follows:

                                             2002           2001
                                         -----------    -----------

     Research and development costs      $ 1,792,876    $ 1,303,117
     Start-up and organizational costs     2,208,945      1,280,188
     Accrued compensation expense            381,076        499,769
     Accrued interest expense                262,700        262,700
                                         -----------    -----------

          Total deferred tax assets        4,645,597      3,345,774
     Less: valuation allowance            (4,645,597)    (3,345,774)
                                         -----------    -----------

          Net deferred tax assets        $      --      $      --
                                         ===========    ===========


12.  Subsequent Events


          On June 28, 2004 as a result of shareholder approval, the authorized common shares of the Company were increased from 35,000,000 to 200,000,000, and a two-for-one forward stock split of all common and preferred shares occurred for stockholders of record as of May 19, 2004. In addition, all of the outstanding preferred shares, 1,970,787 will be converted to common shares within six months of May 19, 2004. This conversion occurred on June 3, 2004.

          Certain stock warrants that were issued between September 2000 and December 2002 expired during 2003. On February 6, 2004 in accordance with a resolution by the Board of Directors of the Company, these warrants were reissued and the expiration was extended to January 30, 2007. The total warrants the were extended to January 30, 2007 was 10,938,203.

          A lease for five Cessna aircraft was signed with a stockholder on November 18, 2002. The lease was effective January 1, 2003 and expires on December 31, 2009. The lease requires monthly rent payments of $15,000 and is subject to increase based on the prime rate. The lease also requires the Company to pay ten million dollars from the net proceeds of the freight airline operation to the stockholder over the life of the lease. The proceeds of ten million dollars can be converted to two million shares of the Company's common stock at any time during the first three years of the lease. In addition to the monthly lease payments, the Company is responsible for all insurance, storage and maintenance of the aircraft. As an inducement to the stockholder for making the above lease the Company issued 1,121,500 shares of common stock and a warrant to purchase 1,121,500 shares for $4.00 per share. The future minimum lease commitment under this lease is as follows:

                  2003                                    1,180,000
                  2004                                    1,680,000
                  2005                                    1,680,000
                  2006                                    2,180,000
                  2007                                    2,180,000
                  Thereafter                              2,180,000
                                                     --------------

                  Total                              $   11,080,000
                                                     ==============

          The Company signed a lease agreement for facilities in Lawrenceville, Georgia effective May 1, 2003. The lease agreement expires on May 31, 2008 and requires a monthly rent payment of $19,000. In addition to the lease amount, the Company is responsible for utilities and taxes.

          Aggregate annual minimum lease commitments in future years are as follows:

                           For fiscal years ending in,


                  2003                               $      152,000
                  2004                                      228,000
                  2005                                      228,000
                  2006                                      228,000
                  2007                                      228,000
                  2008                                       95,000
                                                     --------------

                  Total                              $    1,159,000
                                                     ==============





================================================================================

Item 8. Changes In and Disagreements with Accountants onAccounting and Financial
--------------------------------------------------------------------------------
Disclosure
----------

There have been no substantive changes or disagreements with accounts on the accounting and financial disclosure.

Item 8A. Controls and Procedures.
---------------------------------

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

We employ an economically effective means of dividing tasks and duties to protect the fiduciary integrity of the Company. The Company employs multiple levels of checks and balances with both internal and external resources to assure accurate financial reporting, including without limitation, the structural separation of the accounts payable, check signing and account reconciliation functions. Through timely reviews of financial reports and periodic reviews of processes and resources, management regularly accesses the accuracy and effectiveness of the financial reporting.





                                    PART III

Item 9. Directors,Executive  Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
With Section 16(a) of the Exchange Act.
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


Item 10. Executive Compensation.
--------------------------------
The following table sets forth the compensation earned by the full-time Executive Staff and Officers of the Company. Our bylaws authorize our board of directors to fix the compensation of directors for services related to their membership in board committees and allow the reimbursement of expenses of directors for their attendance at each meeting of our board of directors.


Summary Compensation Table for 2002
---------------------------------------- ------- ----------------------------------------------
                                                                      Annual Compensation
---------------------------------------- ------- ----------------------------------------------
Name and Principal Position              Fiscal  Salary*            Actual Amount  Other Annual
                                         Year                       Paid           Compensation
---------------------------------------- ------- ------------------ -------------- ------------
John J. Dupont (1)                       2002    $250,000*          $ 144,999.98   $      0
  President and Chief Executive Officer
---------------------------------------- ------- ------------------ -------------- ------------
James S. Carey (2)                       2002    $125,000*          $ 80,999.92    $      0
   Executive Vice President; Vice
President of Marketing
---------------------------------------- ------- ------------------ -------------- ------------
Thomas Dapogny (3)                       2002    $125,000*          $ 80,999.92    $      0
   Vice President of Operations
---------------------------------------- ------- ------------------ -------------- ------------
R. Darby Boland (4)                      2002    $ 80,000*          $61,511.35     $      0
  General Manager, Vice President
---------------------------------------- ------- ------------------ -------------- ------------

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


                                                                           Shares of       Percentage of
                                                                            Voting         Voting Stock
                                                                             Stock       (fully diluted)
                                 Series A      Options &      Common      Beneficially     Beneficially
Name of Beneficial Owner (1)     Preferred     Warrants        Stock        Owned (2)        Owned(3)
-------------------------        ---------     --------       ------      ------------   ---------------
John J. Dupont                   1,083,000     2,410,962                    3,493,962         14.83%
R. Darby Boland                    887,787       261,500                    1,149,287          4.88%
James S. Carey                                   536,461      155,040         691,501          2.94%
Edward Eaton                                     110,000      101,232         211,232          0.90%
Thomas Dapogny                                   183,731       94,356         278,087          1.18%
Douglas E. Smith (4)                           1,321,500    1,515,607       2,837,107         12.05%
Karen Morgison (5)                               252,658    1,083,000       1,335,658          5.67%
Patricia D. Parsons                            1,102,300      912,000       2,014,300          8.55%
Harlyn Hubbs                                     241,660      779,076       1,020,736          4.33%
Swartz Private Equity, LLC                       390,000      110,000         500,000          2.12%
LeRoy Svendsen                                   202,600      478,800         681,400          2.89%
All executive officers and
directors as a group (6)         1,970,787     3,502,654      350,628       5,824,069         24.73%

-----------
     (1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Pursuant to the rules of the Securities and Exchange Commission, shares of our common stock that each named person and group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights, are deemed outstanding for purposes of computing shares beneficially owned by and the percentage ownership of each such person and group.
     (2) Unless otherwise noted, all shares listed are owned of record and the record owner has sole voting and investment power, subject to community property laws where applicable and the information contained in the footnotes to this table.
     (3) Percentage beneficial ownership is calculated on a fully diluted basis, which assumes 23,552,651 shares of common stock issued based upon: (a) 13,195,732 shares of common stock issued and outstanding as of December 31, 2002; (b) conversion of the Series A Preferred into 1,970,787 shares of common stock; and (c) the exercise of all warrants exercisable within 60 days (i.e. the issuance of 8,386,132 shares of common stock appurtenant thereto).
     (4) Includes 458,900 shares of our common stock owned by the Smith Family Trust of which Mr. Smith is the trustee, and 50,000 shares of our common stock issuable upon exercise of a common stock purchase warrant that is exercisable by the Smith Family Trust at or within 60 days after the date hereof.
     (5) Includes 252,658 shares of our common stock issuable upon exercise of a common stock purchase warrant that is exercisable by Edward Morgison, the spouse of Karen Morgison, at or within 60 days after the date hereof.
     (6)  Includes Dupont, Boland, Carey, Eaton and Dapogny.


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

Item 13. Exhibits
-----------------

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



Item 14. Principal Accountant Fees and Services.
------------------------------------------------

The accountant firm of Halt, Thrasher & Buzas, LLP billed American Utilicraft $50,000 for the preparation of the financial statements used in this Form 10-KSB/A. The auditors have not performed any tax or other work for the Company at this time.


================================================================================

                                   Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                                 American Utilicraft Corporation

Date:  October 28, 2004                           /s/ John J. Dupont
                                                 -------------------------------
                                                 John J. Dupont
                                                 President and CEO

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

Date:  October 28, 2004                           /s/   John  J.   Dupont
                                                 -------------------------------
                                                 John J. Dupont
                                                 President , CEO and Director


Date:  October 28, 2004                           /s/ M. Karen Shoemaker
                                                 -------------------------------
                                                 M. Karen Shoemaker
                                                 Principal Accounting Officer


Date:  October 28, 2004                           /s/ Darby Boland
                                                 -------------------------------
                                                 Darby Boland
                                                 Director


Date:  October 28, 2004                          /s/ Edward F. Eaton
                                                 -------------------------------
                                                 Edward F. Eaton
                                                 Director