Form 10QSB
period 2002-03-31
AMERICAN UTILICRAFT CORP
filed 2004-11-12
CIK 1118190

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
   QUARTERLY REPORT UNDER SECTION15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2002 Commission File Number: 333-57552
                                --------------                        ----------


                         AMERICAN UTILICRAFT CORPORATION
        (Exact name of small business issuer as specified in its charter)

           Delaware                                       54-1577735
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

    300 Petty Road, N.E.
  Lawrenceville, Georgia                                 30043
------------------------------             -------------------------------------
  (Address of principal                                 (Zip Code)
   executive offices)


         Issuer's telephone number: (678) 376-0898
                                   ---------------

         Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [_] No [X]

         As of March 31, 2002 there were 10,194,232 shares of common stock, par value $.00001 per share, and 1,970,787 shares of preferred stock, par value $.00001 per share, of the registrant outstanding.

         Transitional  Small Business  Disclosure Format (Check one):
                                 Yes [_] No [X]

         *During the period relevant to this filing, the Company was located at 300 Petty Road, N.E. Lawrenceville, Georgia 30043

                                TABLE OF CONTENTS


Part I - Financial Information.................................................3
  Item 1       Financial Statements............................................3
  Item 2       Management's Discussion and Analysis or Plan of Operation......16
  Item 3       Controls and Procedures........................................21

Part II - Other Information...................................................22
  Item 1       Legal Proceedings..............................................22
  Item 2       Unregistered Sales of Equity Securities and Use of Proceeds....22
  Item 3       Defaults Upon Senior Securities................................22
  Item 4       Submission of Matters to a Vote of Security Holders............22
  Item 5       Other Information..............................................22
  Item 6       Exhibits.......................................................22

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


Financial statements are included herein.

The following financial statements and schedules are filed as part of this report:

Balance Sheet
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements


================================================================================

                         American Utilicraft Corporation
                                  Balance Sheet
                                  Accrual Basis


                                     ASSETS
                                                              March 31,      December 31,
                                                                 2002            2001
                                                             ------------    ------------
Current assets:
    Cash                                                     $     19,137    $    177,765
    Prepaid rent                                                   10,488          10,688
    Other assets                                                    8,618           8,518
                                                             ------------    ------------

         Total current assets                                      38,243         196,971

Prepaid rent, non-current                                          15,732          18,354
Property and equipment, net of
    accumulated depreciation                                      288,571         293,867
Due from officers, net of allowance
    for doubtful accounts                                             101               1
Patents, intellectual property and designs,
    net of accumulated amortization                               927,142         969,285
                                                             ------------    ------------

Total assets                                                 $  1,269,789    $  1,478,478
                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                    $    749,083    $    671,399
    Deferred compensation                                         415,321         334,648
                                                             ------------    ------------
         Total current liabilities                              1,164,404       1,006,047
Lease payable - long-term                                          13,751          17,012
                                                             ------------    ------------

         Total liabilities                                      1,178,155       1,023,059
                                                             ------------    ------------

Stockholders' equity
    Preferred stock, par value $.00001
        per share; 7,500,000 shares authorized;
         1,970,787 shares of Series A preferred
        stock issued and outstanding                                   20              20
    Common stock, par value $.00001
        per share; 35,000,000 shares authorized;
         10,194,232 and 9,909,232 shares issued
         and outstanding, respectively                                 98              98
    Additional paid in capital                                 11,552,832      11,320,407
    Accumulated deficit during the development stage          (11,461,316)    (10,865,106)
                                                             ------------    ------------

         Total stockholders' equity                                91,634         455,419
                                                             ------------    ------------

Total liabilities and stockholders' equity                   $  1,269,789    $  1,478,478
                                                             ============    ============


================================================================================

                         American Utilicraft Corporation
                             Statement of Operations



                                                                       For the period
                                     For the one      For the one       July 17, 1990
                                   quarter ended     quarter ended     (inception) to
                                   March 31, 2002    March 31, 2001    March 31, 2002
                                   --------------    --------------    --------------
Revenues:

Expenses:
    Research and development       $      187,049    $      270,202    $    4,777,489
    General and administration            270,440           178,373         4,207,615
    Marketing                             146,096           159,990         2,310,370
                                   --------------    --------------    --------------

    Loss from operations                  603,585           608,565        11,295,474
                                   --------------    --------------    --------------

Other income and expense:
    Interest income                         8,461             6,139           102,705
    Interest expense                        1,086               194           657,066
    Other income                             --                --               5,000
                                   --------------    --------------    --------------

    Total other expense                    (7,375)           (5,945)          549,361
                                   --------------    --------------    --------------

Net loss before
    extraordinary item                    596,210           602,620        11,844,835

Extraordinary item: gains on
    extinguishment of debt
    (no income tax effect)                   --              25,330           383,519
                                   --------------    --------------    --------------

Net loss                           $      596,210    $      577,290    $   11,461,316
                                   ==============    ==============    ==============


Basic and diluted loss per
    common share before
    extraordinary item             $         0.06    $         0.07    $         1.76

Extraordinary item: gains on
    extinguishment of debt                   --                --                0.06
                                   --------------    --------------    --------------

Basic and diluted loss per
    common share                   $         0.06    $         0.07    $         1.82
                                   ==============    ==============    ==============

Weighted average number
    of common shares outstanding        9,987,564         9,057,590         6,743,166
                                   ==============    ==============    ==============


                                                          For the           For the
                                                       quarter ended     quarter ended
                                                       March 31, 2002    March 31, 2001
                                                       --------------    --------------
Revenues:

Expenses:
    Research and development                           $      187,049    $      270,202
    General and administration                                270,440           178,373
    Marketing                                                 146,096           159,990
                                                       --------------    --------------

    Loss from operations                                      603,585           608,565
                                                       --------------    --------------


Other income and expense:
    Interest income                                             8,461             6,139
    Interest expense                                            1,086               194
                                                       --------------    --------------

    Total other expense                                        (7,375)           (5,945)
                                                       --------------    --------------
Extraordinary item: gains on
    extinguishment of debt
    (no income tax effect)
                                                                 --              25,330
                                                       --------------    --------------

Net loss                                               $      596,210    $      577,290
                                                       ==============    ==============


Basic and diluted loss per common share                $         0.06    $         0.06
                                                       ==============    ==============

Weighted average number of common shares outstanding        9,909,232         9,057,590
                                                       ==============    ==============


================================================================================

                         American Utilicraft Corporation
                             Statement of Cash Flows



                                                        For the one       For the one      July 17, 1990
                                                       quarter ended     quarter ended     (inception) to
                                                       March 31, 2002    March 31, 2001    March 31, 2002
                                                       --------------    --------------    --------------
Cash flows from operating activities:
    Net loss                                           $     (596,210)   $     (577,290)   $  (11,461,316)
                                                       --------------    --------------    --------------
    Adjustments to reconcile net loss to
    net cash used in operating activities:

        Gain on extinguishment of debt                           --                --            (383,519)
        Common stock issued for loan interest                    --                --             648,510
        Common stock issued for rent expense                     --                --             152,049
        Common stock issued fro compensation expense             --                --             145,200
        Common stock warrants issued for interest
           expense                                               --                --              80,000
        Common stock warrants issued for
           compensation expense                                  --                --           1,120,812
        Depreciation and amortization                          62,139            57,400           522,094
        Loss on disposal of assets                               --                --              29,878
        Bad debt provision, loans to
           officers                                            25,391            19,639           439,980

    Changes in assets and liabilities:
        Decrease (increase) in prepaid rent                     2,822             2,622             2,622
        Increase in other assets                                 (100)           (6,371)           (8,618)
        (Decrease)increase in accounts
           payable                                             77,684           (75,986)          749,083
        Increase in deferred compensation                      80,673            49,327           415,321
                                                       --------------    --------------    --------------

        Total adjustments                                     248,609            46,631         3,913,412
                                                       --------------    --------------    --------------

Net cash used in operating activities                        (347,601)         (530,659)       (7,547,904)
                                                       --------------    --------------    --------------

Cash flows from investing activities:
    Decrease (increase)of prepaid rent                           --                --             (28,842)
    Increase in deferred offering costs                       (52,575)          (77,437)         (752,104)
    Purchases of property and equipment                       (14,700)          (12,439)         (569,896)
    Loans to officers                                         (25,491)          (19,639)         (440,080)
                                                       --------------    --------------    --------------

Net cash used in investing activities                         (92,766)         (109,515)       (1,790,922)
                                                       --------------    --------------    --------------

Cash flows from financing activities:
    Proceeds from issuance of capital
        stock                                                 285,000           707,384         7,784,008
    Proceeds from issuance of common
        stock warrants                                           --                --           1,578,000
    Principal payments on lease payable                        (3,260)             --              (4,045)
                                                       --------------    --------------    --------------

Net cash provided by financing activities                     281,740           707,384         9,357,963
                                                       --------------    --------------    --------------



                                   -Continued-






                                                        For the one       For the one      July 17, 1990
                                                       quarter ended     quarter ended     (inception) to
                                                       March 31, 2002    March 31, 2001    March 31, 2002
                                                       --------------    --------------    --------------

Net (decrease) increase in cash                              (158,627)           67,210            19,137

Cash, beginning of the period                                 177,764            83,702              --
                                                       --------------    --------------    --------------

Cash, end of the period                                $       19,137    $      150,912    $       19,137
                                                       ==============    ==============    ==============



Supplemental disclosures of noncash transactions:

Common stock issued for loan interest                  $         --      $         --      $      574,010

Common stock issued for current and future
    rent expense                                       $         --      $         --      $      152,049

Common stock warrants issued for costs
    associated with proposed public
    offering                                           $         --      $         --      $      435,000

Common stock warrants issued in conjunction
    with convertible debenture                         $         --      $         --      $       80,000

Common stock warrants issued for deferred
    compensation                                       $         --      $         --      $    1,070,812

Common stock issued for services                       $         --      $         --      $       45,200

Common stock warrants issued for patents,
    intellectual property and designs                  $         --      $         --      $    1,180,000

Common stock warrants issued as settlement
    of compensation payable                            $         --      $         --      $       50,000

Common stock warrants issued for due to
    stockholder                                        $         --      $         --      $       74,500

Purchase of equipment by issuance of debt              $         --      $         --      $       17,791

================================================================================

                          Notes to Financial Statements

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

          In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation and all such adjustments are of a normal and recurring nature. The results of operations as presented in this report are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2002.

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

          Maintenance and repairs are charged to operations when incurred. Improvements and repairs that extend the life or increase the value of property and equipment are capitalized. When property and equipment are sold or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved, and any gain or loss is included in other income (expense) in the year the disposal occurs.

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

     Deferred offering costs
     -----------------------

          Direct, incremental costs incurred with the Company's offering of common stock are recognized as a reduction to the respective capital accounts.

     Accounting for extinguishment of debt
     -------------------------------------

          Gains  and  losses  from  extinguishment  of debt are  calculated  and reported according to the provisions of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. Such gains and losses are reported as extraordinary items to net income, except certain extinguishment transactions between the Company and related entities that are reported as capital transactions.

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

4.   Going concern

          The financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred net losses of $596,210 and $577,290 during the three months ended March 31, 2002 and March 31, 2001, respectively, and has incurred losses since formation, resulting in accumulated deficits of $11,461,316 and $10,865,106 as of March 31, 2002 and December 31, 2001,
     respectively. For the three months ended March 31, 2002 and March 31, 2001, respectively, the Company also generated negative cash flow from operations of $347,601 and $530,659. Such losses and negative cash flow have resulted primarily from significant costs associated with the development of the Company's products and marketing of these products. The Company expects to incur additional operating losses and negative cash flow in the future unless and until it is able to generate operating revenues sufficient to support expenditures. There is no assurance that sales of the Company's products will ever generate sufficient revenues to fund its continuing operations, that the Company will generate positive cash flow from operations or that the Company will attain and thereafter sustain profitability in any future period.

          Management anticipates the Company's cash requirements for the next twelve months may be satisfied from the proceeds of sales of the Company's common stock pursuant to private stock offerings. The Company anticipates its future cash requirements may be satisfied by product sales, the sales of additional equity securities, debt financing and/or the sale or licensing of certain of the Company's technologies. However, the Company does not have any binding commitment with regard to additional funds, and there can be no assurance that any funds required would be generated from operations or from the aforementioned sources. The lack of additional capital could force the Company to substantially curtail or cease operations and would therefore have a material adverse effect on the Company's business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on existing shareholders of the Company. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

          Due to the depressed economic environment and the currently unsustainable financial burden of remaining a fully-reporting company, the Company has moved its public trading symbol (AMUC) from the OTC:BB to the Pinksheets. It is the intent of Management to again become a fully-reporting company and move back to the OTC:BB or another trading forum when and if the Company can raise the funding required to do so and it is beneficial to the Company to do so.

5.   Stockholders Equity

          During the quarter ended March 31, 2002, the Company sold 285,000 shares of its common stock to various individuals. The stock sales were at $1.00 per share, or $285,000.

6.   Stock Warrants

          During the three month period ended March 31, 2002, warrants for 335,000 shares of common stock were issued. The warrants provide the right for the holders to purchase 335,000 shares of the Company's common stock at an exercise price of $1 per share. The exercise price may be later adjusted pursuant to an antidilution clause. The holder's right to exercise the warrant vests as to half of the warrant shares after one year, with vesting in the remaining shares occurring after two years. The warrant shall expire after three years. In the event that the warrant is partially or wholly exercised, the holder agrees to restrict his sales of common stock thus received to 15% or less of otherwise trading volume in any 90 day period, with trading volume measured as average weekly trading volume during the four weeks immediately prior to such sales.

          The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock Based Compensation but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock warrants provided to employees. No compensation would have been recognized during the three months ended March 31, 2002. If the fair value method for calculating compensation cost had been employed, $183,537 of compensation cost would have been recognized during the three months ended March 31, 2001. Pro forma net loss and loss per share are as follows:


                                                         For the one quarter  For the period July 17,
                                                                 ended          1990 (inception) to
                                                            March 31, 2002         March 31, 2002
                                                            --------------         --------------

      Pro forma net loss                                    $      779,747         $   11,644,853
                                                            ==============         ==============
      Pro forma basic and diluted loss per common share
      before extraordinary item                                       0.08                   1.73
      Extraordinary item: gains on extinguishment of debt             --                     1.67
                                                            --------------         --------------
      Pro forma basic and diluted loss per common share     $         0.08         $         3.40
                                                            ==============         ==============


          On April 4, 2001 the Company entered into an agreement with a securities broker by which the broker will work to secure up to 10 market makers for the Company's common stock. To the extent that such market makers are secured, the Company agrees to provide warrants for 10,000 shares of the Company's common stock for each such market maker thus secured. The warrants will provide an exercise price of $5 per share, a two-year life and shall vest immediately. As of March 31, 2002 no such warrants had been issued. Upon issuance, the Company will record the fair value of the warrants as deferred investment advisory fees and amortize the amount to expense over the term of the advisory agreement.

7.   Due from officers

          Since 1993 the Company has, from time to time, advanced funds to its President, such amounts aggregating to $413,371 through March 31, 2002. Interest, imputed at an annual rate of 8%, has been accrued on these lendings, such interest income amounting to $7,938 in 2002.

          The Company has advanced to another officer amounts aggregating to $26,710 through March 31, 2002.

          By verbal agreement between the parties, these amounts will be later repaid out of bonus commissions otherwise due on future aircraft sales. Because there is substantial doubt about the Company's ability to generate such future sales, all amounts due from officers have been fully reserved. Such amounts, and the equal reserve amount, were $440,081 as of March 31, 2002.

8.   Employment agreements

          Pursuant to employment agreements with the Company's officers, annual officer salaries are as follows:

                                                                   Annual Salary
                                                                   -------------
            President and Chief Executive Officer                  $     250,000
            Vice President, Marketing                              $     175,000
            Vice President, Operations                             $     125,000

9.   Income Taxes

          Until such time as the Company ceases to be in the development stage and becomes an active business, otherwise deductible expenses have been capitalized pursuant to certain optional and required elements of U.S income tax statutes. Because the likelihood of realizing the tax benefit of these deferred tax assets cannot be determined as more likely than not, no financial statement recognition of these assets has been accorded. Accordingly, the Company estimates an effective tax rate of 0% for the year 2002.

================================================================================

Item 2.  Management's Discussion and Analysis or Plan of Operations.

     Future Prospects
     ----------------

          We continue to be a development stage research and development company, and with no product to sell, no revenue stream, significant operating losses and negative cash flow from operations, our ability to continue as a going concern is subject to continued sales of stock, the vagaries of the market for our stock and various other factors. There is no assurance that we can continue as a going concern.

          During the three months ended March 31, 2002, the Company devoted substantial effort researching and analyzing other companies for their suitability as an acquisition or as a merger partner. We plan to identify a company (or companies) whose acquisition would facilitate the financing of the FF-1080 development program, open discussions with candidate companies, and develop a plan of acquisition. We are focusing on companies within the aerospace and logistics industries that would enhance AUC's operational abilities.

          During the three month period ended March 31, 2002, warrants for 335,000 shares of common stock were issued. The warrants provide the right for the holders to purchase 335,000 shares of the Company's common stock at an exercise price of $1 per share. The exercise price may be later adjusted pursuant to an antidilution clause. The holder's right to exercise the warrant vests as to half of the warrant shares after one year, with vesting in the remaining shares occurring after two years. The warrant shall expire after three years. In the event that the warrant is partially or wholly exercised, the holder agrees to restrict his sales of common stock thus received to 15% or less of otherwise trading volume in any 90 day period, with trading volume measured as average weekly trading volume during the four weeks immediately prior to such sales.

          Monies raised by private-placement stock sales have been used to fund continuing operations. Operationally, the Company remains focused on growth.

          We continue to follow standard industry practice in outsourcing to experienced aviation industry companies work related to the design and production of a pre-production prototype aircraft. Our most significant accomplishments in the continued development of the prototype during the three months ended March 31, 2002 have been a in the pursuit of companies to acquire or merge with. To date, no agreements have been reached with any prospective company.

          We continue to pursue various direct sales initiatives with prospective customers. Our major focus is on the international market, where we believe buyers would be willing to begin committing funds to eventual purchases of our planes earlier than their domestic counterparts.

          We believe that the adverse market conditions caused by the ramifications of the events of September 11th, have contributed to the Company's inability to maintain higher share price and volume. The equity line is completely dependant upon maintaining a reasonable share price and trading volume, neither of which have occurred, nor are expected to in the near future, as well as the viability of Swartz. The negative effects on the market primarily caused by terrorism and crashes of "dot com" type companies, have made the Company's equity-line finance program non-effective. We are pursuing a strategy of acquiring an operating company with a 2-year minimum revenue-stream in order to leverage the financing to build and fly the initial pre-production prototype aircraft. The planned strategy is to create a stronger company with an income history and to secure financing through conventional developmental loans.

          Since 1999, the Company has attended and exhibited at the Annual National Business Aviation Convention (NBAA). The NBAA is the largest aviation exhibition and convention in the world for business aircraft. In 2001, the Company had planned to present its full-scale mockup of the FF-1080 aircraft. The Company's exhibit was to be the third largest exhibit this year, next to the Boeing and Raytheon exhibits at the convention. The Company expected the results of its international debut of the full-scale mockup aircraft to play a vital role in marketing and sales over the following 12 months, as well as, contributing to the overall exposure of the Company to the public, with anticipated positive effects on the Company's position in the public marketplace. The 2001 NBAA Convention was scheduled for the week of September 17th, and was subsequently cancelled due to the events that took place in the U.S. on September 11th.


          The cancellation of the 2001 NBAA Convention has severely affected the Company's established near-term marketing and financing strategies. Due to the cancellation, our primary marketing goal over the next 12 months is to successfully display the mockup of our plane to various potential customers and vendors at the company headquarters.

          Considering our planned use of funds as described in Form SB-2/A and providing that management can secure financing, our planned expenditures during the 12 months following the receipt of that financing are as follows
     (numbers rounded):

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

          Since our funding has fallen to less than 50% of the amounts described above we have put the prototype and certification program on hold, and are devoting our monies and energies instead to the acquisition strategy outlined above, as well as sales and marketing efforts to generate purchase commitments which we would then attempt to leverage in order to obtain additional financing.




     Results of Operations
     ---------------------

          Research and Development

                                                                               For the period
                                                                                commencing at
                                          For the period commencing January    inception (July
          For the quarter ended                   1, 2002 and ended              17, 1990) to
     March 31, 2002     March 31, 2001    March 31, 2002     March 31, 2001     March 31, 2002
     --------------     --------------    --------------     --------------     --------------
        $187,049           $270,202          $187,049           $270,202          $4,777,489


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

          Research and development expenses decreased $83,153, or 31%, over the same quarter a year ago. These are consistent with the current scarcity of funding for the R&D efforts.


         General and Administration
                                                                               For the period
                                                                                commencing at
                                          For the period commencing January    inception (July
          For the quarter ended                   1, 2002 and ended              17, 1990) to
     March 31, 2002     March 31, 2001    March 31, 2002     March 31, 2001     March 31, 2002
     --------------     --------------    --------------     --------------     --------------
        $270,440           $178,373         $270,440            $178,373          $4,207,615


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

          General and administration expenses increased $92,067, or 52%, over the same quarter a year ago. This increase is due to the hiring of new employees and increases in the compensation paid to officers.




     Marketing


                                                                               For the period
                                                                                commencing at
                                          For the period commencing January    inception (July
          For the quarter ended                   1, 2002 and ended              17, 1990) to
     March 31, 2002     March 31, 2001    March 31, 2002     March 31, 2001     March 31, 2002
     --------------     --------------    --------------     --------------     --------------
        $146,096           $159,990          $146,096           $159,990          $2,310,370

          Marketing expenses consist of continuing efforts to promote the Company and its business activities with potential customers, suppliers and financing sources. The more significant components of these expenses are travel costs, entertainment costs and salaries.

          Marketing expenses decreased $13,894, or 9%, over the same quarter a year ago. These decreases are consistent with less funds being available.

     Liquidity and Capital Resources
     -------------------------------

          Our business plan continues to focus on expediting the certification and production of the FF-1080-200 in order to get the aircraft to market within 30 months of receiving funding required to complete the pre-production prototype aircraft. Subject to adequate financing, we plan to complete the detailed engineering of the FF-1080-200 pre-production prototype aircraft and to construct the prototype aircraft within one year from receiving the financing. The FF-1080-200 pre-production prototype is a pre-certification, non-production aircraft that will be built under the regulations for experimental aircraft.

          During the three months ended March 31, 2002 we have been successful in raising $285,000 in equity funding through a combination of private stock sales. We used that money to fund the $161,079 cash cost of continuing operations (see discussion of Results of Operations, above), pay for additional offering costs of $52,575, purchase additional property and equipment of $14,700, and provide a further advance to our officers of $25,491.

          As noted in the discussion under Future Prospects, above, we still have available 1,530,580 registered shares of stock to sell to the investing public, and another 7,000,000 registered shares of stock to sell to Swartz. The equity line is completely dependant upon maintaining a reasonable share price and trading volume, neither of which have occurred, nor are expected to in the near future, as well as on the viability of Swartz. The negative effects on the market primarily caused by terrorism and crashes of "dot com" type companies, have made the Company's current equity-line finance program virtually non-effective. Based on current low trading value (below the $4 selling price of the SB-2 registration), we do not believe that these two sources of equity funding could generate an amount sufficient to conclude the development of the pre-production prototype and make significant progress on Phase I of the FAA certification program, we will continue efforts to secure the funding necessary for the program. We expect to continue to fund operations through private-placement sales of common stock and/or warrants. See the discussion under Future Prospects for consideration of alternative funding sources/courses of action should we be unable to obtain the funding here contemplated.

          There can of course be no assurance that these funding events will occur, or that the market value of our stock will remain at levels sufficient to provide the funding levels described above. Nor is there any assurance that we will ever begin manufacturing airplanes on a commercially viable basis. With no revenue stream, a net loss of $596,210 for the three months ended March 31, 2002 and a net loss from inception (July 17, 1990) to March 31, 2002 of $11,461,316, as well as continuing negative cash flows from operations, we will be dependent upon some or all of the funding events herein described and/or a sustainable market value of our stock for the foreseeable future, and there is significant risk that we will be unable to continue as a going concern.

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

Item 3. Controls and Procedures.
--------------------------------

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

                           Part II -OTHER INFORMATION

Item 1.  Legal Proceedings.
---------------------------

     There are no material legal proceedings to which the Company is party or to which the Company is subject or pending and no such proceeding is known by the Company to be contemplated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
-------------------------------------------------------------------

     From January 1, 2002 to March 31, 2002 the Company sold shares to various existing shareholders, their friends and family for an aggregate of 285,000 shares of common stock at $1.00 per share.

     During the three month period ended March 31, 2002, warrants for 335,000 shares of common stock were issued. The warrants provide the right for the holders to purchase 335,000 shares of the Company's common stock at an exercise price of $1 per share. The exercise price may be later adjusted pursuant to an antidilution clause. The holder's right to exercise the warrant vests as to half of the warrant shares after one year, with vesting in the remaining shares occurring after two years. The warrant shall expire after three years. In the event that the warrant is partially or wholly exercised, the holder agrees to restrict his sales of common stock thus received to 15% or less of otherwise trading volume in any 90 day period, with trading volume measured as average weekly trading volume during the four weeks immediately prior to such sales.

Item 3. Defaults Upon Senior Securities.
----------------------------------------

     None.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     None.

Item 5. Other Information.
--------------------------

     None.

Item 6. Exhibits
----------------

Exhibit No.     Description
-----------     -----------
31.1            Principal Executive certification
31.2            Principal Financial Officer certification
32              Section 1350 Certifications

                                   SIGNATURES
                                   ----------


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 Registrant:
                                                 AMERICAN UTILICRAFT CORPORATION

Date: November 9, 2004                           /s/ John Dupont
                                                 -------------------------------
                                                 John J. Dupont, President,
                                                 Chief Executive Officer


Date: November 9, 2004                           /s/ John Dupont
                                                 -------------------------------
                                                 John J. Dupont, President,
                                                 Chief Executive Officer


Date: November 9, 2004                           /s/ M. Karen Shoemaker
                                                 -------------------------------
                                                 M. Karen Shoemaker, Principal
                                                 Accounting Officer