Form 10QSB
period 2002-06-30
AMERICAN UTILICRAFT CORP
filed 2004-11-12
CIK 1118190

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
   QUARTERLY REPORT UNDER SECTION15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002  Commission File Number: 333-57552
                                -------------                         ----------


                         AMERICAN UTILICRAFT CORPORATION
        (Exact name of small business issuer as specified in its charter)

           Delaware                                       54-1577735
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

    300 Petty Road, N.E.
  Lawrenceville, Georgia                                 30043
------------------------------             -------------------------------------
  (Address of principal                                 (Zip Code)
   executive offices)


         Issuer's telephone number: (678) 376-0898

         Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [_] No [X]

         As of June 30, 2002 there were 10,447,232 shares of common stock, par value $.00001 per share, and 1,970,787 shares of preferred stock, par value $.00001 per share, of the registrant outstanding.

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

The following financial statements and schedules are filed as part of this report:

Balance Sheet
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements


================================================================================

                         American Utilicraft Corporation
                                  Balance Sheet
                                  Accrual Basis

                                     ASSETS
                                                               June 30,      December 31,
                                                                 2002            2001
                                                             ------------    ------------
Current assets:
    Cash                                                     $       --      $    177,765
    Prepaid rent                                                   10,488          10,688
    Other assets                                                    8,518           8,518
                                                             ------------    ------------

         Total current assets                                      19,006         196,971

Prepaid rent, non-current                                          13,110          18,354
Property and equipment, net of
    accumulated depreciation                                      269,497         293,867
Due from officers, net of allowance
    for doubtful accounts                                             100               1
Patents, intellectual property and designs,
    net of accumulated amortization                               884,999         969,285
                                                             ------------    ------------

Total assets                                                 $  1,186,712    $  1,478,478
                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Cash                                                     $      6,291    $       --
    Accounts payable and accrued expenses                         903,327         671,399
    Deferred compensation                                         487,498         334,648
Lease payable - long-term                                          11,126          17,012
                                                             ------------    ------------
         Total liabilities                                      1,408,242       1,023,059
                                                             ------------    ------------

Stockholders' equity
    Preferred Stock, par value $.00001
        per share; 7,500,000 shares authorized;
         1,970,787 shares of Series A preferred
        stock issued and outstanding                                   20              20
    Common Stock, par value $.00001
        per share; 35,000,000 shares authorized;
         10,447,232 and 9,638,431 shares issued
         and outstanding, respectively                                104              98
    Additional Paid in Capital                                 11,780,187      11,320,407
    Deficit accumulated during
        the development stage                                 (12,001,841)    (10,865,106)
                                                             ------------    ------------

         Total stockholders' equity                              (221,530)        455,419
                                                             ------------    ------------

         Total liabilities and stockholders' equity          $  1,186,712    $  1,478,478
                                                             ============    ============


================================================================================]

                         American Utilicraft Corporation
                             Statement of Operations



                                                                       For the period
                                    For the two       For the two      July 17, 1990
                                   quarters ended    quarters ended    (inception) to
                                   June 30, 2002     June 30, 2001     June 30, 2002
                                   --------------    --------------    --------------
Revenues:

Expenses:
    Research and development       $      344,503    $      862,283    $    4,934,943
    General and administrative            540,952           427,986         4,478,127
    Marketing                             266,703           272,872         2,430,977
                                   --------------    --------------    --------------

    Loss from operations                1,152,158         1,563,141        11,844,047
                                   --------------    --------------    --------------

Other income and expense:
    Interest income                        17,360            12,712           111,604
    Interest expense                        1,937               340           657,917
    Other income                             --               5,000             5,000
                                   --------------    --------------    --------------

    Total other expense                   (15,423)          (17,372)          541,313
                                   --------------    --------------    --------------

Net loss before
    extraordinary item                  1,136,735         1,545,769        12,385,360

Extraordinary item: gains on
    extinguishment of debt
    (no income tax effect)                   --              25,330           383,519
                                   --------------    --------------    --------------

Net loss                           $    1,136,735    $    1,520,439    $   12,001,841
                                   ==============    ==============    ==============


Basic and diluted loss per
    common share before
    extraordinary item             $         0.11    $         0.17    $         1.82

Extraordinary item: gains on
    extinguishment of debt                   --                --                0.06
                                   --------------    --------------    --------------

Basic and diluted loss per
    common share                   $         0.11    $         0.17    $         1.88
                                   ==============    ==============    ==============

Weighted average number
    of common shares outstanding       10,194,231         9,335,414         6,799,801
                                   ==============    ==============    ==============


                                                          For the           For the
                                                       quarter ended     quarter ended
                                                       June 30, 2002     June 30, 2002
                                                       --------------    --------------
Revenues:

Expenses:
    Research and development                           $      157,454    $      592,081
    General and administrative                                270,512           249,613
    Marketing                                                 120,607           112,882
                                                       --------------    --------------

    Loss from operations                                      548,573           954,576
                                                       --------------    --------------


Other income and expense:
    Interest income                                             8,899             6,573
    Interest expense                                              851               146
    Other income                                                 --               5,000
                                                       --------------    --------------

    Total other expense                                        (8,048)          (11,427)
                                                       --------------    --------------

Net loss                                               $      540,525    $      943,149
                                                       ==============    ==============


Basic and diluted loss per common share                $         0.05    $         0.10
                                                       ==============    ==============

Weighted average number of common shares outstanding       10,194,231         9,335,914
                                                       ==============    ==============


================================================================================

                         American Utilicraft Corporation
                             Statement of Cash Flows



                                                         For the two       For the two     July 17, 1990
                                                       quarters ended    quarters ended    (inception) to
                                                       June 30, 2002     June 30, 2001     June 30, 2002
                                                       --------------    --------------    --------------

Cash flows from operating activities:
    Net loss                                           $   (1,136,735)   $   (1,520,439)   $  (12,001,841)
                                                       --------------    --------------    --------------
    Adjustments to reconcile net loss to
    net cash used in operating activities:
        Gain on extinguishment of debt                           --                --            (383,519)
        Common stock issued for loan interest                    --                --             648,510
        Common stock issued for rent expense                     --                --             152,049
        Common stock issued for compensation expense             --                --             145,200
        Common stock warrants issued for interest
           expense                                               --                --              80,000
        Common stock warrants issued for
           compensation expense                                  --                --           1,120,812
        Depreciation and amortization                         124,279           118,544           584,234
        Loss on disposal of assets                               --                --              29,878
        Bad debt provision, loans to
           officers                                            44,259            43,800           458,848

    Changes in assets and liabilities:
        Decrease (increase) in prepaid rent                     5,444              --               5,244
        Increase in other assets                                 --            (135,643)           (8,518)
        (Decrease)increase in accounts
           payable                                            231,928           (16,347)          903,327
        Increase in deferred compensation                     152,850            98,458           487,498
                                                       --------------    --------------    --------------

        Total adjustments                                     558,760           108,812         4,223,563
                                                       --------------    --------------    --------------

Net cash used in operating activities                        (577,975)       (1,411,627)       (7,778,278)
                                                       --------------    --------------    --------------

Cash flows from investing activities:
    Decrease (increase)of prepaid rent                           --               5,244           (28,842)
    Increase in deferred offering costs                       (78,214)         (290,068)         (777,743)
    Purchases of property and equipment                       (15,621)          (65,018)         (570,817)
    Loans to officers                                         (44,359)          (43,800)         (458,948)
                                                       --------------    --------------    --------------

Net cash used in investing activities                        (138,194)         (393,642)       (1,836,350)
                                                       --------------    --------------    --------------

Cash flows from financing activities:
    Proceeds from issuance of capital
        stock                                                 538,000         1,988,764         8,037,008
    Proceeds from issuance of common
        stock warrants                                           --              25,000         1,578,000
    Principal payments on lease payable                        (5,886)             --              (6,671)
                                                       --------------    --------------    --------------

Net cash provided by financing activities                     532,114         2,013,764         9,608,337
                                                       --------------    --------------    --------------


                                                -Continued-




                                                         For the two       For the two     July 17, 1990
                                                       quarters ended    quarters ended    (inception) to
                                                       June 30, 2002     June 30, 2001     June 30, 2002
                                                       --------------    --------------    --------------

Net (decrease) increase in cash                              (184,055)          208,495            (6,291)

Cash, beginning of the period                                 177,764            83,701              --
                                                       --------------    --------------    --------------

Cash, end of the period                                $       (6,291)   $      292,196    $       (6,291)
                                                       ==============    ==============    ==============



Supplemental disclosures of noncash transactions:

Common stock issued for loan interest                  $         --      $         --      $      574,010

Common stock issued for current and future
    rent expense                                       $         --      $         --      $      152,049

Common stock warrants issued for costs
    associated with proposed public
    offering                                           $         --      $         --      $      435,000

Common stock warrants issued in conjunction
    with convertible debenture                         $         --      $         --      $       80,000

Common stock warrants issued for deferred
    compensation                                       $         --      $         --      $    1,070,812

Common stock issued for services                       $         --      $         --      $       20,200

Common stock warrants issued for patents,
    intellectual property and designs                  $         --      $         --      $    1,180,000

Common stock warrants issued as settlement
    of compensation payable                            $         --      $         --      $       50,000

Common stock warrants issued for due to
    stockholder                                        $         --      $         --      $       74,500

Purchase of equipment by issuance of debt              $         --      $         --      $       17,791


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

4.   Going concern


          The financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred net losses of $540,525 and $943,149 during the three months ended June 30, 2002 and June 30, 2001, respectively, and net losses of $1,136,735 and $1,520,439 during the six months ended June 30, 2002 and June 20, 2001, respectively, and has incurred losses since formation, resulting in accumulated deficits of $12,001,841 and $7,253,902 as of June 30, 2002 and December 31, 2001, respectively. For the six months ended June 30, 2002 and June 30, 2001, respectively, the Company also generated negative cash flow from operations of $577,975 and $1,411,627. Such losses and negative cash flow have resulted primarily from significant costs associated with the development of the Company's products and marketing of these products. The Company expects to incur additional operating losses and negative cash flow in the future unless and until it is able to generate operating revenues sufficient to support expenditures. There is no assurance that sales of the Company's products will ever generate sufficient revenues to fund its continuing operations, that the Company will generate positive cash flow from operations or that the Company will attain and thereafter sustain profitability in any future period.

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

          During the  quarter  ended June 30,  2002,  the Company  sold  253,000 shares of its common stock to various individuals.  The stock sales were at
     $1.00 per share, or $253,000.

6.   Stock Warrants


          During the six month period ended June 30, 2002, warrants for 588,000 shares of common stock were issued. The warrants provide the right for the holder to purchase 588,000 shares of the Company's common stock at an exercise price of $1 per share. The exercise price may be later adjusted pursuant to an antidilution clause. The holder's right to exercise the warrant vests as to half of the warrant shares after one year, with vesting in the remaining shares occurring after two years. The warrant shall expire after three years. In the event that the warrant is partially or wholly exercised, the holder agrees to restrict his sales of common stock thus received to 15% or less of otherwise trading volume in any 90 day period, with trading volume measured as average weekly trading volume during the four weeks immediately prior to such sales.

          The Company has adopted  the  disclosure-only  provisions  of SFAS No.
     123,  Accounting  for  Stock  Based  Compensation  but  applies  Accounting
     Principles Board Opinion No. 25 and related interpretations in accounting for stock warrants provided to employees. No compensation would have been recognized during the six months ended June 30, 2002. If the fair value method for calculating compensation cost had been employed, $183,537 of compensation cost would have been recognized during the six months ended
     June 30, 2001. Pro forma net loss and loss per share are as follows:

                                                       For the two quarters   For the period July 17,
                                                               ended            1990 (inception) to
                                                           June 30, 2002           June 30, 2002
                                                           -------------           -------------
     Pro forma net loss                                    $   1,320,272           $  12,185,378
                                                           =============           =============
     Pro forma basic and diluted loss per common share
     before extraordinary item                             $        0.13           $        1.79
     Extraordinary item: gains on extinguishment of debt            --                      1.74
                                                           -------------           -------------
     Pro forma basic and diluted loss per common share     $        0.13           $        3.53
                                                           =============           =============

          On April 4, 2001 the Company entered into an agreement with a securities broker by which the broker will work to secure up to 10 market makers for the Company's common stock. To the extent that such market makers are secured, the Company agrees to provide warrants for 10,000 shares of the Company's common stock for each such market maker thus secured. The warrants will provide an exercise price of $5 per share, a two-year life and shall vest immediately. As of June 30, 2002 no such warrants had been issued. Upon issuance, the Company will record the fair value of the warrants as deferred investment advisory fees and amortize the amount to expense over the term of the advisory agreement.

7.   Due from officers


          Since 1993 the Company has, from time to time, advanced funds to its President, such amounts aggregating to $431,705 through June 30, 2002. Interest, imputed at an annual rate of 8%, has been accrued on these lendings, such interest income amounting to $16,302 in 2002.

          The Company has advanced $27,244 through June 30, 2002 to another officer.

          By verbal agreement between the parties, these amounts will be later repaid out of bonus commissions otherwise due on future aircraft sales. Because there is substantial doubt about the Company's ability to generate such future sales, all amounts due from officers have been fully reserved. Such amounts, and the equal reserve amount, were $458,949 as of June 30, 2002.

8.   Employment agreements


          Pursuant to employment agreements with the Company's officers, annual salary amounts are as follows:

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

================================================================================

Item 2.  Management's Discussion and Analysis or Plan of Operations.
--------------------------------------------------------------------

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

          During the six months ended June 30, 2002, the Company devoted substantial effort researching and analyzing other companies for their suitability as an acquisition or as a merger partner. We have focused on companies within the aerospace and logistics industries that would enhance AUC's operational abilities. We have researched and identified companies whose acquisition would facilitate the financing of the FF-1080 development program. We have opened discussions regarding acquisition. We have no agreements at this time regarding any of these companies' intent to be acquired nor can we guarantee that any of these companies will be agreeable to such an arrangement. There is no guarantee that if both parties are agreeable to an acquisition that suitable financing will be secured.

          During the six month period ended June 30, 2002, warrants for 588,000 shares of common stock were issued. The warrants provide the right for the holder to purchase 588,000 shares of the Company's common stock at an exercise price of $1 per share. The exercise price may be later adjusted pursuant to an antidilution clause. The holder's right to exercise the warrant vests as to half of the warrant shares after one year, with vesting in the remaining shares occurring after two years. The warrant shall expire after three years. In the event that the warrant is partially or wholly exercised, the holder agrees to restrict his sales of common stock thus received to 15% or less of otherwise trading volume in any 90 day period, with trading volume measured as average weekly trading volume during the four weeks immediately prior to such sales.

          Monies raised by private-placement stock sales have been used to fund continuing operations. Operationally, the Company remains focused on imminent growth, pending an acquisition agreement.

          We continue to follow standard industry practice in outsourcing to experienced aviation industry companies work related to the design and production of a pre production prototype aircraft. Our most significant accomplishments in the continued development of the prototype during the six months ended June 30, 2002 have been in the pursuit of companies to acquire or merge with. To date, no agreements have been reached with any prospective company.

          We continue to pursue various direct sales initiatives with prospective customers. Our major focus is on the international market, where we believe buyers would be willing to begin committing funds to eventual purchases of our planes earlier than their domestic counterparts.

          We believe that the adverse market conditions caused by the ramifications of the events of September 11th, have contributed to the Company's inability to maintain higher share price and volume. The equity line is completely dependant upon maintaining a reasonable share price and trading volume, neither of which have occurred, nor are expected to in the near future, as well as the viability of Swartz. The negative effects on the market primarily caused by terrorism and crashes of "dot com" type companies, have made the Company's equity-line finance program virtually non-effective. We are pursuing a strategy of acquiring an operating company with a 2-year minimum revenue-stream in order to leverage the financing to build and fly the initial pre-production prototype aircraft. The planned strategy is to create a stronger company with an income history and to secure financing through conventional developmental loans.

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

          Since our funding has fallen to less than 50% of the amounts described above we would put the prototype and certification program on hold, and are devoting our monies and energies instead to the acquisition strategy outlined above, as well as sales and marketing efforts to generate purchase commitments which we would then attempt to leverage in order to obtain additional financing.

     Results of Operations
     ---------------------

     Research and Development


                                                                          For the period
                                                                           commencing at
                                      For the period commencing January   inception (July
          For the quarter ended               1, 2002 and ended             17, 1990) to
      June 30, 2002    June 30, 2001   June 30, 2002    June 30, 2001      June 30, 2002
      -------------    -------------   -------------    -------------      -------------
        $157,454         $592,081        $344,503         $862,283           $4,934,943

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




          Research and development expenses decreased $434,627, or 73%, over the same quarter a year ago, and $517,780, or 60% over the same six-month period a year ago. These decreases are consistent with the current scarcity of funding for the research and development efforts.

     General and Administration


                                                                          For the period
                                                                           commencing at
                                      For the period commencing January   inception (July
          For the quarter ended               1, 2002 and ended             17, 1990) to
      June 30, 2002    June 30, 2001   June 30, 2002    June 30, 2001      June 30, 2002
      -------------    -------------   -------------    -------------      -------------
        $270,512         $249,613        $540,952         $427,986           $4,478,127


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

          General and administration expenses increased $20,899, or 8%, over the same quarter a year ago, and $112,966, or 26% over the same six-month period a year ago. These increases are consistent with increases in employee benefit costs and facility costs.

         Marketing


                                                                          For the period
                                                                           commencing at
                                      For the period commencing January   inception (July
          For the quarter ended               1, 2002 and ended             17, 1990) to
      June 30, 2002    June 30, 2001   June 30, 2002    June 30, 2001      June 30, 2002
      -------------    -------------   -------------    -------------      -------------
        $120,607         $112,882        $266,703         $272,872           $2,430,977

          Marketing expenses consist of continuing efforts to promote the Company and its business activities with potential customers, suppliers and financing sources. The more significant components of these expenses are travel costs, entertainment costs and salaries.

          Marketing expenses increased $7,725, or 7%, over the same quarter a year ago, and decreased $6,169, or 2% over the same six-month period a year ago. These fluxuations are consistent with less funds being available.

     Liquidity and Capital Resources
     -------------------------------

          Our business plan continues to focus on expediting the certification and production of the FF-1080-200 in order to get the aircraft to market within 30 months of receiving funding required to complete the pre production prototype aircraft. Subject to adequate financing, we plan to complete the detailed engineering of the FF-1080-200 pre production prototype aircraft and to construct the prototype aircraft within one year from receiving the financing. The FF 1080 200 pre-production prototype is a pre certification, non-production aircraft that will be built under the regulations for experimental aircraft.

          During the six months ended June 30, 2002 we have been successful in raising $538,000 in equity funding through a combination of private stock sales. We used that money to fund the $390,222 cash cost of continuing operations (see discussion of Results of Operations, above), pay for additional offering costs of $78,214, purchase additional property and equipment of $15,621, make principal payments on a lease of $5,886 and to provide a further advance to our officers of $44,359.

          As noted in the discussion under Future Prospects, above, we still have available 1,530,580 registered shares of stock to sell to the investing public, and another 7,000,000 registered shares of stock to sell to Swartz. The equity line is completely dependant upon maintaining a reasonable share price and trading volume, neither of which have occurred, nor are expected to in the near future, as well as the viability of Swartz. The negative effects on the market primarily caused by terrorism and crashes of "dot com" type companies, have made the Company's equity-line finance program virtually non-effective. Based on current low trading value (below the $4 selling price of the SB-2 registration), we do not believe that these two sources of equity funding could generate an amount sufficient to conclude the development of the pre production prototype and make significant progress on Phase I of the FAA certification program, we will continue efforts to secure the funding necessary for the program. We expect to continue to fund operations through private-placement sales of common stock and/or warrants. See the discussion under Future Prospects for consideration of alternative funding sources/courses of action should we be unable to obtain the funding here contemplated.

          There can of course be no assurance that these funding events will occur, or that the market value of our stock will remain at levels sufficient to provide the funding levels described above. Nor is there any assurance that we will ever begin manufacturing airplanes on a commercially viable basis. With no revenue stream, a net loss of $540,525 for the quarter ended June 30, 2002, a net loss of $1,136,735 for the six months ended June 30, 2002 and a net loss from inception (July 17, 1990) to June 30, 2001 of $12,001,841, as well as continuing negative cash flows from operations, we will be dependent upon some or all of the funding events herein described and/or a sustainable market value of our stock for the foreseeable future, and there is significant risk that we will be unable to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
-------------------------------------------------------------------

     During the quarter ended June 30, 2002, the Company sold 253,000 shares of its common stock to four existing, accredited investor, shareholders. The stock sales were at $1.00 per share, or $253,000.

     During the three month period ended June 30, 2002, warrants for 253,000 shares of common stock were issued. The warrants provide the right for the holder to purchase 253,000 shares of the Company's common stock at an exercise price of $1 per share. The exercise price may be later adjusted pursuant to an antidilution clause. The holder's right to exercise the warrant vests as to half of the warrant shares after one year, with vesting in the remaining shares occurring after two years. The warrant shall expire after three years. In the event that the warrant is partially or wholly exercised, the holder agrees to restrict his sales of common stock thus received to 15% or less of otherwise trading volume in any 90 day period, with trading volume measured as average weekly trading volume during the four weeks immediately prior to such sales.

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