Form 10QSB
period 2002-09-30
AMERICAN UTILICRAFT CORP
filed 2004-11-12
CIK 1118190

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
   QUARTERLY REPORT UNDER SECTION15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002
                                ------------------

Commission File Number: 333-57552
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

         Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [_] No [X]

         As of September 30, 2002 there were 11,162,232 shares of common stock, par value $.00001 per share, and 1,970,787 shares of preferred stock, par value $.00001 per share, of the registrant outstanding.

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

The following financial statements and schedules are filed as part of this report:

Balance Sheet
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements


================================================================================

                         American Utilicraft Corporation
                                  Balance Sheet
                                  Accrual Basis

                                     ASSETS
                                                             September 30,     December 31,
                                                                  2002             2001
                                                             -------------    -------------
Current assets:
    Cash                                                     $         372    $     177,764
    Prepaid Rent                                                    10,488           10,688
    Other Assets                                                     8,518            8,520
                                                             -------------    -------------
         Total current assets                                       19,378          196,972

Prepaid rent, noncurrent                                            10,488           18,354
Property and equipment, net of
    accumulated depreciation                                       249,352          293,867
Due from officers, net of allowance
    for doubtful accounts                                              101             --
Patents, intellectual property, and designs,
    net of accumulated amortization                                842,856          969,285
                                                             -------------    -------------
Total assets                                                 $   1,122,175    $   1,478,478
                                                             =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                    $     960,023    $     671,399
    Deferred compensation                                          562,525          334,648
                                                             -------------    -------------
         Total current liabilities                               1,522,548        1,006,047
Lease payable, long-term                                             8,471           17,012
                                                             -------------    -------------
         Total liabilities                                       1,531,019        1,023,059
                                                             -------------    -------------

Stockholders' equity
    Preferred stock, par value $.00001
        per share; 7,500,000 shares authorized;
         1,970,787 shares of Series A preferred
        stock issued and outstanding                                    20               20
    Common stock, par value $.00001
        per share; 35,000,000 shares authorized;
         11,162,232 and 9,860,982 shares issued
         and outstanding, respectively                                 104               98
    Additional paid in capital                                  12,163,531       11,320,407
    Deficit accumulated during
        the development stage                                  (12,572,499)     (10,865,106)
                                                             -------------    -------------

         Total stockholders' equity                               (408,844)         455,419
                                                             -------------    -------------

         Total liabilities and stockholders' equity          $   1,122,175    $   1,478,478
                                                             =============    =============


================================================================================

                         American Utilicraft Corporation
                             Statement of Operations



                                                                                For the period
                                      For the three         For the three        July 17, 1990
                                     quarters ended        quarters ended        (inception) to
                                   September 30, 2002    September 30, 2001    September 30, 2002
                                   ------------------    ------------------    ------------------
Revenues:

Expenses:
    Research and development       $          517,440    $        1,442,553    $        5,107,880
    General and administrative                810,127               861,916             4,747,302
    Marketing                                 403,412               530,647             2,567,686
                                   ------------------    ------------------    ------------------

    Loss from operations                    1,730,979             2,835,116            12,422,868
                                   ------------------    ------------------    ------------------

Other income and expense:
    Interest income                            26,658                19,939               120,892
    Interest expense                            3,072                 1,191               659,042
    Other income                                 --                   5,000                 5,000
                                   ------------------    ------------------    ------------------

    Total other expense                       (23,586)              (23,748)              533,150
                                   ------------------    ------------------    ------------------

Income before income taxes

Net loss before
    extraordinary item                      1,707,393             2,811,368            12,956,018

Extraordinary item: gains on
    extinguishment of debt
    (no income tax effect)                       --                  25,330               383,519
                                   ------------------    ------------------    ------------------

Net loss                           $        1,707,393    $        2,786,038    $       12,572,499
                                   ==================    ==================    ==================


Basic and diluted loss per
    common share before
    extraordinary item             $             0.17    $             0.30    $             1.88

Extraordinary item: gains on
    extinguishment of debt                       --                    --                    0.06
                                   ------------------    ------------------    ------------------

Basic and diluted loss per
    common share                   $             0.17    $             0.30    $             1.94
                                   ==================    ==================    ==================

Weighted average number
    of common shares outstanding           10,267,231             9,403,046             6,888,745
                                   ==================    ==================    ==================



                                                         For the quarter       For the quarter
                                                         quarters ended        quarters ended
                                                       September 30, 2002    September 30, 2001
                                                       ------------------    ------------------
Revenues:

Expenses:
    Research and development                           $          172,937    $          576,517
    General and administrative                                    269,175               437,420
    Marketing                                                     136,709               257,775
                                                       ------------------    ------------------

    Loss from operations                                          578,821             1,271,712
                                                       ------------------    ------------------


Other income and expense:
    Interest income                                                 9,298                 7,305
    Interest expense                                                1,135                 1,191
    Other income                                                     --                   5,000
                                                       ------------------    ------------------

    Total other expense                                            (8,163)              (11,114)
                                                       ------------------    ------------------


Net loss                                               $          570,658    $        1,260,598
                                                       ==================    ==================


Basic and diluted loss per common share                $             0.06    $             0.13
                                                       ==================    ==================

Weighted average number of common shares outstanding           10,204,153             9,761,281
                                                       ==================    ==================


================================================================================

                         American Utilicraft Corporation
                             Statement of Cash Flows



                                                        For the three     For the three    July 17, 1990
                                                       quarters ended    quarters ended    (inception) to
                                                       Sept 30, 2002     Sept 30, 2001     Sept 30, 2002
                                                       --------------    --------------    --------------
Cash flows from operating activities:
    Net loss                                           $   (1,707,393)   $   (2,786,038)   $  (12,572,499)
                                                       --------------    --------------    --------------
    Adjustments to reconcile net loss to
    net cash used in operating activities:

        Gain on extinguishment of debt                           --             (25,330)         (383,519)
        Common stock issued for loan interest                    --                --             648,510
        Common stock issued for rent expense                     --                --             152,049
        Common stock issued for compensation expense             --                --             145,200
        Common stock warrants issued for interest
           expense                                               --                --              80,000
        Common stock warrants issued for
           compensation expense                                  --             145,200         1,120,812
        Depreciation and amortization                         186,418           185,587           646,378
        Loss on disposal of assets                               --                --              29,878
        Bad debt provision, loans to
           officers                                            65,641            85,783           480,230

    Changes in assets and liabilities:
        Decrease in prepaid rent                                8,066            10,917             7,866
        Increase in other assets                                 --            (130,369)           (8,518)
        Increase in accounts payable                          288,624           308,913           960,023
        Increase in deferred compensation                     227,877           161,576           562,525
                                                       --------------    --------------    --------------

        Total adjustments                                     776,626           742,277         4,441,434
                                                       --------------    --------------    --------------

Net cash used in operating activities                        (930,767)       (2,043,761)       (8,131,065)
                                                       --------------    --------------    --------------

Cash flows from investing activities:
    Increase of prepaid rent                                     --                --             (28,842)
    Increase in deferred offering costs                       (79,870)         (322,493)         (779,399)
    Purchases of property and equipment                       (15,473)          (97,984)         (570,669)
    Loans to officers                                         (65,741)          (85,783)         (480,330)
                                                       --------------    --------------    --------------

Net cash used in investing activities                        (161,084)         (506,260)       (1,859,240)
                                                       --------------    --------------    --------------

Cash flows from financing activities:
    Proceeds from issuance of capital
        stock                                                 923,000         2,507,094         8,422,003
    Proceeds from issuance of common
        stock warrants                                           --              10,000         1,578,000
    Principal payments on lease  payable                       (8,541)             --              (9,326)
                                                       --------------    --------------    --------------

Net cash provided by financing activities                     914,459         2,517,094         9,990,677
                                                       --------------    --------------    --------------


                                  -Continued-



                                                        For the three     For the three    July 17, 1990
                                                       quarters ended    quarters ended    (inception) to
                                                       Sept 30, 2002     Sept 30, 2001     Sept 30, 2002
                                                       --------------    --------------    --------------

Net decrease in cash                                         (177,392)          (32,927)              372

Cash, beginning of the period                                 177,764            83,701              --
                                                       --------------    --------------    --------------

Cash, end of the period                                $          372    $       50,774    $          372
                                                       ==============    ==============    ==============



Supplemental disclosures of noncash transactions:

Common stock issued for loan interest                  $         --      $         --      $      574,010

Common stock issued for current and future
    rent expense                                       $         --      $         --      $      152,049

Common stock warrants issued for costs
    associated with proposed public
    offering                                           $         --      $         --      $      435,000

Common stock warrants issued in conjunction
    with convertible debenture                         $         --      $         --      $       80,000

Common stock warrants issued for deferred
    compensation                                       $         --      $         --      $    1,070,812

Common stock issued for services                       $         --      $       45,200    $       45,200

Common stock warrants issued for patents,
    intellectual property and designs                  $         --      $         --      $    1,180,000

Common stock warrants issued as settlement
    of compensation payable                            $         --      $         --      $       50,000

Common stock warrants issued for due to
    stockholder                                        $         --      $       74,500    $       74,500

Purchase of equipment by issuance of debt              $         --      $       17,791    $       17,791

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

4.   Going concern


          The financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred net losses of $570,658 and $1,260,598 during the three months ended September 30, 2002 and September 30, 2001, respectively, and net losses of $1,707,393 and $2,786,038 during the nine months ended September 30, 2002 and September 30, 2001, respectively, and has incurred losses since formation, resulting in accumulated deficits of $12,572,499 and $10,039,940 as of September 30, 2002 and September 30,
     2001, respectively. For the three months ended September 30, 2002 and September 30, 2001, respectively, the Company also generated negative cash flow from operations of $930,767 and $2,043,761. Such losses and negative cash flow have resulted primarily from significant costs associated with the development of the Company's products and marketing of these products. The Company expects to incur additional operating losses and negative cash flow in the future unless and until it is able to generate operating revenues sufficient to support expenditures. There is no assurance that sales of the Company's products will ever generate sufficient revenues to fund its continuing operations, that the Company will generate positive cash flow from operations or that the Company will attain and thereafter sustain profitability in any future period.

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

          During the quarter ended September 30, 2002, the Company sold 55,000 shares of its common stock an individual. The stock sale was at $1.00 per share, or $55,000.

          During the quarter ended September 30, 2002, the Company sold 660,000 shares of its common stock to various individuals. The stock sales were at $.50 per share, or $330,000.

6.   Stock Warrants


          During the nine month period ended September 30, 2002, warrants for 743,000 shares of common stock were issued. The warrant provides the right for the holder to purchase 743,000 shares of the Company's common stock at an exercise price of between $.50 and $1.00 per share. The exercise price may be later adjusted pursuant to an antidilution clause. The holder's right to exercise the warrant vests as to half of the warrant shares after one year, with vesting in the remaining shares occurring after two years. The warrant shall expire after three years. In the event that the warrant is partially or wholly exercised, the holder agrees to restrict his sales of common stock thus received to 15% or less of otherwise trading volume in any 90 day period, with trading volume measured as average weekly trading volume during the four weeks immediately prior to such sales.

          The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock Based Compensation but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock warrants provided to employees. No compensation would have been recognized during the nine months ended September 30, 2002. If the fair value method for calculating compensation cost had been employed, $183,537 of compensation cost would have been recognized during the nine months ended September 30, 2001. Pro forma net loss and loss per share are as follows:


                                                           For the one quarter    For the period July 17,
                                                                  ended             1990 (inception) to
                                                           September 30, 2002       September 30, 2002
                                                           ------------------       ------------------

     Pro forma net loss                                    $        1,890,930       $       12,756,036
                                                           ==================       ==================
     Pro forma basic and diluted loss per common share
     before extraordinary item                                           0.18                     1.85
     Extraordinary item: gains on extinguishment of debt                 --                       1.80
                                                           ------------------       ------------------
     Pro forma basic and diluted loss per common share     $             0.18       $             3.65
                                                           ==================       ==================

          On April 4, 2001 the Company entered into an agreement with a securities broker by which the broker will work to secure up to 10 market makers for the Company's common stock. To the extent that such market makers are secured, the Company agrees to provide warrants for 10,000 shares of the Company's common stock for each such market maker thus secured. The warrants will provide an exercise price of $5 per share, a two-year life and shall vest immediately. As of September 30, 2002 no such warrants had been issued. Upon issuance, the Company will record the fair value of the warrants as deferred investment advisory fees and amortize the amount to expense over the term of the advisory agreement.

7.   Due from officers

          Since 1993 the Company has, from time to time, advanced funds to its President, such amounts aggregating to $452,542 through September 30, 2002. Interest, imputed at an annual rate of 8%, has been accrued on these lendings, such interest income amounting to $25,055 in 2002.

          The Company has advanced amounts aggregating $27,789 to another officer through September 30, 2002.

          By verbal agreement between the parties, these amounts will be later repaid out of bonus commissions otherwise due on future aircraft sales. Because there is substantial doubt about the Company's ability to generate such future sales, all amounts due from officers have been fully reserved. Such amounts, and the equal reserve amount, were $480,331 as of September 30, 2002.

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

          During the nine months ended September 30, 2002, the Company devoted substantial effort researching and analyzing other companies for their suitability as an acquisition or as a merger partner. We have focused on companies within the aerospace and logistics industries that would enhance AUC's operational abilities. We have researched and identified companies whose acquisition would facilitate the financing of the FF-1080 development program. We have opened discussions to develop a plan of acquisition. We have worked with financing groups interested in the possibility of benefits of financing the purchasing of a company for our acquisition. We have no agreements at this time regarding any of these companies' intent to be acquired nor can we guarantee that any of these companies will be agreeable to such an arrangement. Nor can we guarantee that financing will be made available for such a purchase, were we to reach an agreement.

          During the nine month period ended September 30, 2002, warrants for 743,000 shares of common stock were issued. The warrant provides the right for the holder to purchase 743,000 shares of the Company's common stock at an exercise price of between $.50 and $1.00 per share. The exercise price may be later adjusted pursuant to an antidilution clause. The holder's right to exercise the warrant vests as to half of the warrant shares after one year, with vesting in the remaining shares occurring after two years. The warrant shall expire after three years. In the event that the warrant is partially or wholly exercised, the holder agrees to restrict his sales of common stock thus received to 15% or less of otherwise trading volume in any 90 day period, with trading volume measured as average weekly trading volume during the four weeks immediately prior to such sales.

          Monies raised by the private-placement stock sales have been used to fund continuing operations. Operationally, the Company remains focused on imminent growth, pending and acquisition agreement.

          We continue to follow standard industry practice in outsourcing to experienced aviation industry companies work related to the design and production of a pre-production prototype aircraft. Our most significant accomplishment in the continued development of the prototype during the nine months ended September 30, 2002 have been in the pursuit of companies to acquire or merge with. To date, no agreements have been reached with any prospective company.

          We continue to pursue various direct sales initiatives with prospective customers. Our current focus is on the international market, where we believe buyers would be willing to begin committing funds to eventual purchases of our planes earlier than their domestic counterparts.

          We believe that the adverse market conditions caused by the ramifications of the events of September 11th, have made the Company's equity-line finance program virtually non-effective. We are pursuing a strategy of acquiring an operating company with a 2-year minimum revenue-stream in order to leverage the financing to build and fly the initial pre-production prototype aircraft. The planned strategy is to create a stronger company with an income history and to secure financing through conventional developmental loans.

          Since 1999, the Company has attended and exhibited at the Annual National Business Aviation Convention (NBAA). The NBAA is the largest aviation exhibition and convention in the world for business aircraft. In 2001, the Company had planned to present its full-scale mockup of the FF-1080 aircraft. The Company's exhibit was to be the third largest exhibit this year, next to the Boeing and Raytheon exhibits at the convention. The Company expected the results of its international debut of the full-scale mockup aircraft to play a vital role in marketing and sales over the following 12 months, as well as, contributing to the overall exposure of the Company to the public, with anticipated positive effects on the Company's position in the public marketplace. The 2001 NBAA Convention was scheduled for the week of September 17th, and was subsequently cancelled due to the events that took place in the U.S. on September 11, 2001.


          Our presence at the 2002 NBAA Convention the second week of September did not include a display booth. Rather, management attended to meet with suppliers and other industry contacts at the convention. Our primary marketing goal over the next 12 months remains to successfully display the mockup of our plane to various potential customers and vendors at the company headquarters.

          Considering our planned use of funds as described in form SB-2/A, and providing that management can secure financing, our planned expenditures during the 12 months following the receipt of financing are as follows
     (numbers rounded):

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

     Results of Operations
     ---------------------

     Research and Development


                                                                                For the period
                                                                                commencing at
             For the quarter ended            For the three quarters ended     inception (July
             ---------------------            ----------------------------       17, 1990) to
        Sept. 30, 2002    Sept. 30, 2001    Sept. 30, 2002    Sept. 30, 2001    Sept. 30, 2002
        --------------    --------------    --------------    --------------    --------------
           $172,937          $576,51           $517,440          $1,442,553       $5,107,880





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

          Research and development expenses decreased $403,580, or 70%, over the same quarter a year ago, and $925,113, or 64% over the same nine-month period a year ago. These decreases are consistent with the current scarcity of funding for research and development efforts.

         General and Administration

                                                                                For the period
                                                                                commencing at
             For the quarter ended            For the three quarters ended     inception (July
             ---------------------            ----------------------------       17, 1990) to
        Sept. 30, 2002    Sept. 30, 2001    Sept. 30, 2002    Sept. 30, 2001    Sept. 30, 2002
        --------------    --------------    --------------    --------------    --------------
           $269,175          $437,420          $810,127          $861,916          $5,107,880

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

          General and administration expenses decreased $168,245, or 38%, over the same quarter a year ago, and $51,789, or 6% over the same nine-month period a year ago. These decreases are consistent with less fund being available.

     Marketing

                                                                                For the period
                                                                                commencing at
             For the quarter ended            For the three quarters ended     inception (July
             ---------------------            ----------------------------       17, 1990) to
        Sept. 30, 2002    Sept. 30, 2001    Sept. 30, 2002    Sept. 30, 2001    Sept. 30, 2002
        --------------    --------------    --------------    --------------    --------------
           $136,709          $257,775          $403,412          $530,647          $2,567,686

          Marketing expenses consist of continuing efforts to promote the Company and its business activities with potential customers, suppliers and financing sources. The more significant components of these expenses are travel costs, entertainment costs and salaries.

          Marketing expenses decreased $121,066, or 47%, over the same quarter a year ago, and $127,235, or 24% over the same nine-month period a year ago. These decreases are consistent with less funds being available.

     Liquidity and Capital Resources
     -------------------------------

          Our business plan continues to focus on expediting the certification and production of the FF-1080-200 in order to get the aircraft to market within 30 months of receiving funding required to complete the pre production prototype aircraft. Subject to adequate financing, we plan to complete the detailed engineering of the FF-1080-200 pre- production prototype aircraft and to construct the prototype aircraft within one year from receiving the financing. The FF-1080-200 pre-production prototype is a pre-certification, non-production aircraft that will be built under the regulations for experimental aircraft.

          During the nine months ended September 30, 2002 we have been successful in raising $923,000 in equity funding through a combination of private stock and public stock sales. We used that money to fund the $776,626 cash cost of continuing operations (see discussion of Results of Operations, above), pay for additional offering costs of $79,870, purchase additional property and equipment of $15,473, provide a further advance to our officers of $65,471, and to make prinicpal payments on a lease of $8,541.

          The negative effects of the depressed market have made the Company's equity-line finance program virtually non-effective. We will continue efforts to secure the funding necessary for the program, including our current acquisition strategy. We expect to continue to fund operations through private-placement sales of common stock and/or warrants. See the discussion under Future Prospects for consideration of alternative funding sources/courses of action should we be unable to obtain the funding here contemplated.

          There can of course be no assurance that these funding events will occur, or that the market value of our stock will remain at levels sufficient to provide the funding levels described above. Nor is there any assurance that we will ever begin manufacturing airplanes on a commercially viable basis. With no revenue stream, a net loss of $570,658 for the three months ended September 30, 2002, a net loss of $1,707,393 for the nine months ended September 30, 2002 and a net loss from inception (July 17, 1990) to September 30, 2002 of $12,572,499, as well as continuing negative cash flows from operations, we will be dependent upon some or all of the funding events herein described and/or a sustainable market value of our stock for the foreseeable future, and there is significant risk that we will be unable to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
-------------------------------------------------------------------

     During the quarter ended September 30, 2002, the Company sold 55,000 shares of its common stock an individual. The stock sale was at $1.00 per share, or $55,000.

     During the quarter ended September 30, 2002, the Company sold 660,000 shares of its common stock to various individuals. The stock sales were at $.50 per share, or $330,000.

     During the quarter ended September 30, 2002, warrants for 155,000 shares of common stock were issued. The warrants provide the right for the holders to purchase up to 155,000 shares of the Company's common stock at an exercise price of between $.50 and $1.00 per share. The exercise price may be later adjusted pursuant to an antidilution clause. The holder's right to exercise the warrant vests as to half of the warrant shares after one year, with vesting in the remaining shares occurring after two years. The warrant shall expire after three years. In the event that the warrant is partially or wholly exercised, the holder agrees to restrict his sales of common stock thus received to 15% or less of otherwise trading volume in any 90 day period, with trading volume measured as average weekly trading volume during the four weeks immediately prior to such sales.

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