Form 10QSB
period 2003-03-31
AMERICAN UTILICRAFT CORP
filed 2004-11-12
CIK 1118190

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
   QUARTERLY REPORT UNDER SECTION15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003 Commission File Number: 333-57552
                                --------------                         ---------


                         AMERICAN UTILICRAFT CORPORATION
        (Exact name of small business issuer as specified in its charter)

            Delaware                                     54-1577735
---------------------------------------     ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

            554 Briscoe Blvd.
         Lawrenceville, Georgia*                           30045
----------------------------------------    ------------------------------------
(Address of principal executive offices)                  (Zip Code)


         Issuer's telephone number: (678) 376-0898

     Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirement for the past 90 days. Yes    No X


     As of March 31, 2003 there were 13,365,732 shares of common stock, par value $.00001 per share, and 1,970,787 shares of preferred stock, par value $.00001 per share, of the registrant outstanding.

     Transitional Small Business Disclosure Format (Check one): Yes   No X

     *During the period relevant to this filing, the Company was located at 300 Petty Road, N.E. Lawrenceville, Georgia 30043

                                TABLE OF CONTENTS


Part I - Financial Information.................................................3
     Item 1   Financial Statements.............................................3
     Item 2   Management's Discussion and Analysis or Plan of Operation.......16
     Item 3   Controls and Procedures.........................................21

Part II - Other Information...................................................21
     Item 1   Legal Proceedings...............................................21
     Item 2   Unregistered Sales of Equity Securities and Use of Proceeds.....21
     Item 3   Defaults Upon Senior Securities.................................21
     Item 4   Submission of Matters to a Vote of Security Holders.............22
     Item 5   Other Information...............................................22
     Item 6   Exhibits........................................................22

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------


Financial statements are included herein.

The following financial statements and schedules are filed as part of this report:

Balance Sheet
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements




                         American Utilicraft Corporation
                                  Balance Sheet
                                  Accrual Basis

                                     ASSETS
                                                                March 31,     December 31,
                                                                    2003            2002
                                                              ------------    ------------
Current assets:
    Cash                                                      $       --      $     38,344
    Prepaid Rent                                                   103,946          10,488
    Inventory                                                        9,518           9,518
                                                              ------------    ------------
         Total current assets                                      113,464          58,350

Prepaid rent, noncurrent                                           450,919         568,616
Property and equipment, net of
    accumulated depreciation                                       176,266         187,497
Other assets,
    net of accumulated amortization                                758,570         800,713
                                                              ------------    ------------
Total assets                                                  $  1,499,219    $  1,615,176
                                                              ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Cash  deficit                                             $      1,409    $       --
    Accounts payable and accrued expenses                        1,193,398       1,158,864
    Notes payable                                                  705,500         321,042
    Deferred compensation                                          753,927         649,686
                                                              ------------    ------------
         Total current liabilities                               2,654,234       2,129,592
Lease payable, long-term                                             2,039          14,266
                                                              ------------    ------------
         Total liabilities                                       2,656,273       2,143,858
                                                              ------------    ------------

Stockholders' deficit
    Preferred stock, par value $.00001
        per share; 7,500,000 shares authorized;
         1,970,787 shares of Series A preferred
        stock issued and outstanding                                    20              20
    Common stock, par value $.00001
        per share; 35,000,000 shares authorized;
         13,365,732 and 13,195,732 shares issued
         and outstanding, respectively                                 131             131
    Additional paid in capital                                  12,811,862      12,871,168
    Deficit accumulated during
        the development stage                                  (13,969,067)    (13,400,001)
                                                              ------------    ------------

         Total stockholders' deficit                            (1,157,054)       (528,682)
                                                              ------------    ------------

Total liabilities and stockholders' deficit                   $  1,499,219    $  1,615,176
                                                              ============    ============





                         American Utilicraft Corporation
                             Statement of Operations


                                                                         For the period
                                     For the one       For the one        July 17, 1990
                                    quarter ended     quarter ended      (inception) to
                                    March 31, 2003    March 31, 2002     March 31, 2003
                                   ---------------   ---------------    ---------------
Revenues

Costs of goods sold                $        71,448   $          --      $        71,448
                                   ---------------   ---------------    ---------------

Gross loss                                  71,448              --               71,448

Expenses:
    Research and development               100,540           187,049          5,373,705
    General and administrative             320,347           270,440          5,402,667
    Marketing                               74,493           146,096          2,769,961
                                   ---------------   ---------------    ---------------

    Loss from operations                   566,828           603,585         13,617,781
                                   ---------------   ---------------    ---------------

Other income and expense:
    Interest income                         10,051             8,461            140,641
    Interest expense                        12,289             1,086            880,446
    Other income                              --                --                5,000
                                   ---------------   ---------------    ---------------

    Total other expense (income)             2,238            (7,375)           734,805
                                   ---------------   ---------------    ---------------

Net loss before
    extraordinary item                     569,066           596,210         14,352,586

Extraordinary item: gains on
    extinguishment of debt
    (no income tax effect)                    --                --              383,519
                                   ---------------   ---------------    ---------------

Net loss                           $       569,066   $       596,210    $    13,969,067
                                   ===============   ===============    ===============

Basic and diluted loss per
    common share before
    extraordinary item             $          0.06   $          0.06    $          2.01

Extraordinary item: gains on
    extinguishment of debt                    --                --                 0.05
                                   ---------------   ---------------    ---------------

Basic and diluted loss per
    common share                   $          0.06   $          0.06    $          2.06
                                   ===============   ===============    ===============

Weighted average number
    of common shares outstanding        10,333,740         9,987,564          7,134,662
                                   ===============   ===============    ===============






                                                          For the          For the
                                                       quarter ended   quarter ended
                                                       March 31, 2001  March 31, 2002
                                                       --------------  --------------
Revenues

Costs of goods sold                                    $    71,448      $         --
                                                       --------------   --------------

Gross loss                                                     71,448             --

Expenses:
    Research and development                           $      100,540          187,049
    General and administrative                                320,347          270,440
    Marketing                                                  74,493          146,096
                                                       --------------   --------------

    Loss from operations                                      566,828          603,585
                                                       --------------   --------------


Other income and expense:
    Interest income                                            10,051            8,461
    Interest expense                                           12,289            1,086
                                                       --------------   --------------

    Total other expense (income)                                2,238           (7,375)
                                                       --------------   --------------

Net loss                                               $      569,066   $      596,210
                                                       ==============   ==============


Basic and diluted loss per common share                $         0.06   $         0.06
                                                       ==============   ==============

Weighted average number of common shares outstanding       10,333,740        9,909,232
                                                       ==============   ==============





                                                American Utilicraft Corporation
                                                    Statement of Cash Flows

                                                          For the           For the        July 17, 1990
                                                       quarter ended     quarter ended    (inception) to
                                                       March 31, 2003    March 31, 2002    March 31, 2003
                                                       --------------    --------------    --------------
Cash flows from operating activities:
    Net loss                                           $     (569,066)   $     (596,210)   $  (13,969,067)
                                                       --------------    --------------    --------------
    Adjustments to reconcile net loss to
        net cash used in operating activities:

        Gain on extinguishment of debt                           --                --            (383,519)
        Common stock issued for loan interest                   8,404              --             811,604
        Common stock issued for rent expense                     --                --             152,049
        Common stock issued for compensation expense             --                --             145,200
        Common stock warrants issued for interest
           expense                                               --                --              80,000
        Common stock warrants issued for
           compensation expense                                  --                --           1,120,812
        Depreciation and amortization                          55,790            62,139           810,256
        Loss on disposal of assets                               --                --              29,878
        Bad debt provision, loans to
           officers                                            21,071            25,391           520,696

    Changes in assets and liabilities:
        Decrease in prepaid rent                               24,239             2,822            34,727
        Increase in other assets                                 --                (100)           (9,518)
        Increase in bank overdraft                              1,409              --               1,409
        Increase in accounts payable                           30,368            77,684         1,189,232
        Increase in deferred compensation                     104,241            80,673           753,927
                                                       --------------    --------------    --------------

        Total adjustments                                     245,522           248,609         5,256,753
                                                       --------------    --------------    --------------

Net cash used in operating activities                        (323,544)         (347,601)       (8,712,314)
                                                       --------------    --------------    --------------

Cash flows from investing activities:
    Increase of prepaid rent                                     --                --             (28,842)
    Increase in deferred offering costs                        (2,709)          (52,575)         (789,883)
    Purchases of property and equipment                        (2,418)          (14,700)         (577,181)
    Loans to officers                                         (21,071)          (25,491)         (520,695)
                                                       --------------    --------------    --------------

Net cash used in investing activities                         (26,198)          (92,766)       (1,916,601)
                                                       --------------    --------------    --------------

Cash flows from financing activities:
    Proceeds from issuance of capital
        stock                                                    --             285,000         8,422,006
    Proceeds from issuance of common
        stock warrants                                           --                --           1,578,000
    Return of common stock purchase amount                     (4,500)             --              (4,500)
    Proceeds from note payable                                328,125              --
                                                                                                  649,167

    Principal payments on lease  payable                      (12,227)           (3,260)          (15,758)
                                                       --------------    --------------    --------------

Net cash provided by financing activities                     311,398           281,740        10,628,915
                                                       --------------    --------------    --------------



                                   -Continued-
                                                                                       For the period
                                                       For the           For the        July 17, 1990
                                                    quarter ended     quarter ended    (inception) to
                                                    March 31, 2003    March 31, 2002    March 31, 2003
                                                    --------------    --------------    --------------
Net decrease in cash                                       (38,344)         (158,627)             --

Cash, beginning of the period                               38,344           177,764              --
                                                    --------------    --------------    --------------

Cash, end of the period                             $         --      $       19,137    $         --
                                                    ==============    ==============    ==============



Supplemental disclosures of noncash transactions:

Common stock issued for loan interest               $        8,404    $         --      $      574,010

Common stock issued for current and future
    rent expense                                    $         --      $         --      $      152,049

Common stock warrants issued for costs
    associated with proposed public
    offering                                        $         --      $         --      $      435,000

Common stock warrants issued in conjunction
    with convertible debenture                      $         --      $         --      $       80,000

Common stock warrants issued for deferred
    compensation                                    $         --      $         --      $    1,070,812


Common stock warrants issued for patents,
    intellectual property and designs               $         --      $         --      $    1,180,000

Common stock warrants issued as settlement
    of compensation payable                         $         --      $         --      $       50,000

Common stock warrants issued for due to
    stockholder                                     $         --      $         --      $       74,500

Purchase of equipment by issuance of debt           $         --      $         --      $       17,791

Return of common stock investment by
    issuance of note                                $       65,000    $         --      $       65,000

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

          In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation and all such adjustments are of a normal and recurring nature. The results of operations as presented in this report are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2003.

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

     Property and equipment
     ----------------------

          Property and equipment are reflected in the financial statements at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method with leasehold improvements being depreciated over the term of the lease or useful lives of the assets, whichever is shorter, and vehicles, furniture, software and equipment being depreciated and amortized over three to ten years.

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

4.   Going concern


          The financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred net losses of $569,066 and $596,210 during the three months ended March 31, 2003 and March 31, 2002, respectively, and has incurred losses since formation, resulting in accumulated deficits of $13,969,067 and $11,461,316 as of March 31, 2003 and March 31, 2002,
     respectively. For the three months ended March 31, 2003 and March 31, 2002, respectively, the Company also generated negative cash flow from operations of $323,544 and $347,601. Such losses and negative cash flow have resulted primarily from significant costs associated with the development of the

     Company's products and marketing of these products. The Company expects to incur additional operating losses and negative cash flow in the future unless and until it is able to generate operating revenues sufficient to support expenditures. There is no assurance that sales of the Company's products will ever generate sufficient revenues to fund its continuing operations, that the Company will generate positive cash flow from operations or that the Company will attain and thereafter sustain profitability in any future period.

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

5.   Stockholders Equity


          During the quarter ended March 31, 2003, the Company issued 170,000 shares of its common stock to various individuals. The stocks were valued between $.03 and $.06 per share. This issuance of these shares was in accordance with loan agreements signed with various stockholders. The loan agreements required the interest accruing on the notes be paid in stock. An annual interest rate of 16.67% was used for these transactions.

6.   Stock Warrants


          No stock warrants were issued during the three-month period ended March 31, 2003.

          The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock Based Compensation but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock warrants provided to employees. No compensation would have been recognized during the three months ended March 31, 2003. Pro forma net loss and loss per share are as follows:

                                                                  For the period
                                                      For the      July 17,1970
                                                   quarter ended  (inception) to
                                                   March 31,2003  March 31,2003
                                                    -----------   --------------

          Pro forma net loss                        $   569,066   $   14,152,604
                                                    ===========   ==============
          Pro forma  basic and diluted loss per
            common share before extraordinary item  $      0.06   $         1.98
          Extraordinary item:gainson
            extinguishment of debt                         --               1.93
                                                    -----------   --------------
          Pro forma basic and diluted
            loss per common share                   $      0.06   $         3.91
                                                    ===========   ==============

          On April 4, 2001 the Company entered into an agreement with a securities broker by which the broker will work to secure up to 10 market makers for the Company's common stock. To the extent that such market makers are secured, the Company agrees to provide warrants for 10,000 shares of the Company's common stock for each such market maker thus secured. The warrants will provide an exercise price of $5 per share, a two-year life and shall vest immediately. As of March 31, 2003 no such warrants had been issued. Upon issuance, the Company will record the fair value of the warrants as deferred investment advisory fees and amortize the amount to expense over the term of the advisory agreement.

7.   Due from officers


          Since 1993 the Company has, from time to time, advanced funds to its President, such amounts aggregating to $491,784 through March 31, 2003. Interest, imputed at an annual rate of 8%, has been accrued on these lendings, such interest income amounting to $9,520 in 2003.

          The Company has advanced amounts aggregating $28,912 to another officer through March 31, 2003.

          By Board resolution, these amounts will be later repaid out of bonus commissions otherwise due on future aircraft sales. Because there is substantial doubt about the Company's ability to generate such future sales, all amounts due from officers have been fully reserved. Such amounts, and the equal reserve amount, were $520,696 as of March 31, 2003.

8.   Employment agreements


          Pursuant to employment agreements with the Company's officers, annual salary amounts are as follows:

                                                                     Annual
                                                                     Salary
President and Chief Executive                                       --------
   Officer                                                          $250,000
Vice President, Operations                                          $125,000


9.   Income Taxes


          Until such time as the Company ceases to be in the development stage and becomes an active business, otherwise deductible expenses have been capitalized pursuant to certain optional and required elements of U.S income tax statutes. Because the likelihood of realizing the tax benefit of these deferred tax assets cannot be determined as more likely than not, no financial statement recognition of these assets has been accorded. Accordingly, the Company estimates an effective tax rate of 0% for the year 2003.

10.  Notes Payable


          Five stockholders of the Company have loaned a total of $525,000 through the period ended March 31, 2003. The loans mature between March and December of 2003. The loans require the Company to issue additional shares of the Company's stock as interest on the notes. For the quarter ended March 31, 2003, the Company issued 170,000 shares of stock in satisfaction of the interest. The stock was valued at $.03 to $.06 per share based on an interest rate of 16% per annum. One of the notes that were due on March 15, 2003 was not repaid. In accordance with the note, the Company is required to issue 50,000 shares of stock per month until the note is paid in full. The balance of the notes at March 31, 2003 was $525,000.


11.  Commitment


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


                2003                                   1,180,000
                2004                                   1,680,000
                2005                                   1,680,000
                2006                                   2,180,000
                2007                                   2,180,000
                Thereafter                             2,180,000
                                                   -------------

                Total                              $  11,080,000
                                                   =============


          This lease was cancelled on November 30, 2003.




Item 2. Management's Discussion and Analysis or Plan of Operations.
-------------------------------------------------------------------

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

          During the three months ended March 31, 2003, the Company continued efforts researching and analyzing other companies for their suitability as an acquisition or as a merger partner. We have focused on companies within the aerospace and logistics industries that would enhance AUC's operational capabilities. We have researched and identified companies whose acquisition would facilitate the financing of the FF-1080 development program. We have opened discussions regarding acquisition. We have worked with financing groups interested in the possibility of benefits of financing the purchasing of a company for our acquisition. We have no agreements at this time regarding any of these companies' intent to be acquired nor can we guarantee that any of these companies will be agreeable to such an arrangement. Nor can we guarantee that financing will be made available for such a purchase, were we to reach an agreement.

          Monies raised by the private-placement stock sales have been used to fund continuing operations. Operationally, the Company remains focused on imminent growth, pending an acquisition agreement.

          We continue to follow standard industry practice in outsourcing to experienced aviation industry companies work related to the design and production of a pre-production prototype aircraft. Our most significant accomplishment in the continued development of the prototype during the three months ended March 31, 2003 have been in the area of developing a customer for the FF-1080. To date, no agreements have been reached with any prospective company.

          We continue to pursue various direct sales initiatives with prospective customers. Our major focus is on the international market, where we believe buyers would be willing to begin committing funds to eventual purchases of our planes earlier than their domestic counterparts.

          We are currently engaged in a strong marketing and customer-development program aimed at securing orders for the FF-1080 aircraft. This program includes the researching potential end-user industries (and specific companies within those industries), viable air-cargo operations, and existing cargo aircraft. In-house expertise is being used to help solve potential customers' current fulfillment problems, present long-term solutions with far-reaching advantages of the customer utilizing a fleet of FF-1080's, and generate an order for FF-1080 aircraft. A strong customer order would then be used to attempt to leverage developmental financing. We have secured the use of five Cessna 404 aircraft in cargo configuration for use in this program, as well as the services of operating airlines

          Our presence at the 2002 NBAA (National Business Aviation Convention) Convention the second week of September did not include a display booth. Rather, management attended to meet with suppliers and other industry contacts at the convention. Our primary marketing goal over the next 12 months is to use our in-house expertise in the air-cargo industry to demonstrate the industry-knowledge that has gone into the design of the FF-1080 aircraft. We will employ our knowledge of aircraft operations, fulfillment and route analysis to build relations with potential customers and companies capable of influencing an order of FF-1080 aircraft. We will also continue to successfully display the mockup of our plane to Prototype aircraft development $ 6,200,000 various potential customers and vendors at the company headquarters.



          Considering our planned use of funds as described in form SB-2/A, and providing that management can secure financing, our planned expenditures during the 12 months following the receipt of financing are as follows
     (numbers rounded):

                  Prototype aircraft development          $         6,200,000

                  FF-1080-200 certification program                20,123,000

                  Sales and marketing expense                       1,400,000

                  General and administrative expense                4,500,000

                  Working capital                                   2,442,000
                                                          -------------------

                      Total planned expenditures          $        34,665,000
                                                          ===================


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

     Results of Operations
     ---------------------

     Research and Development


                                                                                                  For the period
                                                                                                   July 17, 1990)
                  For the quarter ended                        For the period ended                (inception) to
                  ---------------------                        --------------------
            March 31, 2003        March 31, 2002       March 31, 2003        March 31, 2002        March 31, 2003
            --------------        --------------       --------------        --------------        --------------
            $100,540              $187,049             100,540               $187,049              $5,373,705




          Research and development expenses consist of the continuing design and engineering of the FF-1080, including the costs of mockup construction. The more significant components of these expenses are amortization of patent costs and salaries.

          Research and development expenses decreased $67,817, or 36%, over the same quarter a year ago. These decreases are consistent with the current scarcity of funding for research and development efforts.

     General and Administration


                                                                                                   For the period
                                                                                                   July 17, 1990)
                  For the quarter ended                        For the period ended                (inception) to
                  ---------------------                        --------------------
            March 31, 2003        March 31, 2002       March 31, 2003        March 31, 2002        March 31, 2003
            --------------        --------------       --------------        --------------        --------------
            $320,347              $270,440             $320,347              $270,440             $5,402,667



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

          General and administration expenses increased $88,075, or 32%, over the same quarter a year ago. These increases are consistent with increases in salaries and benefit costs.

         Marketing


                                                                                                   For the period
                                                                                                   July 17, 1990)
                  For the quarter ended                       For the quarter ended                (inception) to
                  ---------------------                       ---------------------
            March 31, 2003        March 31, 2002       March 31, 2003        March 31, 2002        March 31, 2003
            --------------        --------------       --------------        --------------        --------------
               $74,493               $146,096             $74,493               $146,096             $2,769,961



          Marketing expenses consist of continuing efforts to promote the Company and its business activities with potential customers, suppliers and financing sources. The more significant components of these expenses are travel costs, entertainment costs and salaries.

          Marketing expenses decreased $69,266, or 47%, over the same quarter a year ago. These decreases are consistent with less funds being available.

     Liquidity and Capital Resources
     -------------------------------

          Our business plan continues to focus on expediting the certification and production of the FF-1080 in order to get the aircraft to market within 30 months of receiving funding required to complete the pre production prototype aircraft. Subject to adequate financing, we plan to complete the detailed engineering of the FF-1080 pre-production prototype aircraft and to construct the prototype aircraft within one year from receiving the financing. The FF-1080 pre-production prototype is a pre-certification, non-production aircraft that will be built under the regulations for experimental aircraft.

          During the three months ended March 31, 2003 no additional sales of private or public stock sales occurred. The Company borrowed $328,125 from current stockholders. We used that money to fund the $323,544 cash cost of continuing operations (see discussion of Results of Operations, above), purchase additional property and equipment of $2,418, provide a further advance to our officers of $21,071, and to make principal payments on a lease of $12,227. In addition, cash reserves of $38,344 were used to supplement the monies loaned from stockholders.

          We will continue efforts to secure the funding necessary for the program. This includes our current marketing and customer-development program aimed at securing orders for the FF-1080 aircraft. We expect to continue to fund operations through private-placement sales of common stock and/or warrants. We continue to examine other possible options to fund continuing operations as well. See the discussion under Future Prospects for consideration of alternative funding sources/courses of action should we be unable to obtain the funding here contemplated.

          There can of course be no assurance that these funding events will occur, or that the market value of our stock will remain at levels sufficient to provide the funding required for continued operations or future development. Nor is there any assurance that we will ever begin manufacturing airplanes on a commercially viable basis. With no revenue stream, a net loss of $569,066 for the three months ended March 31, 2003 and a net loss from inception (July 17, 1990) to March 31, 2003 of $13,969,067, as well as continuing negative cash flows from operations, we will be dependent upon some or all of the funding events herein described and/or a sustainable market value of our stock for the foreseeable future, and there is significant risk that we will be unable to continue as a going concern.

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

                           Part II -OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------


     There are no material legal proceedings to which the Company is party or to which the Company is subject or pending and no such proceeding is known by the Company to be contemplated.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
-------------------------------------------------------------------

     From January 1, 2003 to March 31, 2003 the Company obtained operating capital from existing shareholders through the private sale and issuance of unregistered/restricted common shares. In this regard, the Company issued 170,000 shares of common stock in exchange for loans.

Item 3. Defaults Upon Senior Securities.
----------------------------------------


         None.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------


         None.


Item 5. Other Information.
--------------------------


         None.


Item 6. Exhibits
----------------

Exhibit No.     Description
31.1            Principal Executive certification
31.2            Principal Financial Officer certification
32              Section 1350 Certifications

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



                                                 Registrant:
                                                 AMERICAN UTILICRAFT CORPORATION

Date: November 11, 2004                          /s/ John Dupont
                                                 -------------------------------
                                                 John J. Dupont, President,
                                                 Chief Executive Officer


Date: November 11, 2004                          /s/ John Dupont
                                                 -------------------------------
                                                 John J. Dupont, President,
                                                 Chief Executive Officer


Date: November11, 2004                           /s/ M. Karen Shoemaker
                                                 -------------------------------
                                                 M. Karen Shoemaker, Principal
                                                 Accounting Officer