Form 10QSB
period 2003-06-30
AMERICAN UTILICRAFT CORP
filed 2004-11-12
CIK 1118190

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
   QUARTERLY REPORT UNDER SECTION15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003  Commission File Number: 333-57552
                                -------------                          ---------


                         AMERICAN UTILICRAFT CORPORATION
        (Exact name of small business issuer as specified in its charter)

           Delaware                                       54-1577735
----------------------------------------     -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)

            554 Briscoe Blvd.
         Lawrenceville, Georgia*                            30045

----------------------------------------      ----------------------------------
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

     As of June 30, 2003 there were 14,877,732 shares of common stock, par value $.00001 per share, and 1,970,787 shares of preferred stock, par value $.00001 per share, of the registrant outstanding.

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

Part II - Other Information...................................................22
     Item 1   Legal Proceedings...............................................22
     Item 2   Unregistered Sales of Equity Securities and Use of Proceeds.....22
     Item 3   Defaults Upon Senior Securities.................................23
     Item 4   Submission of Matters to a Vote of Security Holders.............23
     Item 5   Other Information...............................................23
     Item 6   Exhibits........................................................23

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

The following financial statements and schedules are filed as part of this report:

Balance Sheet
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements




                                          American Utilicraft Corporation
                                                   Balance Sheet
                                                   Accrual Basis

                                                      ASSETS
                                                                                 June 30,     December 31,
                                                                                   2003            2002
                                                                              ------------    ------------
Current assets:
    Cash                                                                      $     72,762    $     38,344
    Prepaid rent                                                                   103,946          10,488
    Inventory                                                                        8,993           9,518
                                                                              ------------    ------------
         Total current assets                                                      185,701          58,350

Prepaid rent, non-current                                                          426,681         568,616
Property and equipment, net of
    accumulated depreciation                                                       167,045         187,497
Other assets, net of accumulated amortization                                      716,427         800,713
                                                                              ------------    ------------
Total assets                                                                  $  1,495,854    $  1,615,176
                                                                              ============    ============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                                     $  1,248,600    $  1,158,864
    Notes payable                                                                1,300,500         321,042
    Deferred compensation                                                          846,428         649,686
                                                                              ------------    ------------
         Total current liabilities                                               3,395,528       2,129,592
     Lease payable, long-term                                                         --            14,266
                                                                              ------------    ------------
         Total liabilities                                                       3,395,528       2,143,858
                                                                              ------------    ------------

Stockholders' deficit
    Preferred stock, par value $.00001
        per share; 7,500,000 shares authorized;
         1,970,787 shares of Series A preferred
        stock issued and outstanding                                                    20              20
    Common stock, par value $.00001
        per share; 35,000,000 shares authorized;
         14,877,732 and 13,195,732 shares issued
         and outstanding, respectively                                                 148             131
    Additional paid in capital                                                  12,905,226      12,871,168
    Deficit accumulated during
        the development stage                                                  (14,805,068)    (13,400,001)
                                                                              ------------    ------------

         Total stockholders' deficit                                            (1,899,674)       (528,682)
                                                                              ------------    ------------

Total liabilities and stockholders' deficit                                   $  1,495,854    $  1,615,176
                                                                              ============    ============






                         American Utilicraft Corporation
                             Statement of Operations



                                                                       For the period
                                     For the two      For the two       July 17, 1990
                                   quarters ended   quarters ended     (inception) to
                                    June 30, 2003    June 30, 2002      June 30, 2003
                                   --------------   --------------     --------------
Revenues:                          $       24,002   $         --      $       24,002

Costs of goods sold                       252,849             --             252,849
                                   --------------   --------------    --------------

Gross loss                                228,847             --             228,847

Expenses:
    Research and development              209,004          344,503         5,482,169
    General and administrative            764,526          540,952         5,846,846
    Marketing                             136,608          266,703         2,832,076
                                   --------------   --------------    --------------

    Loss from operations                1,338,985        1,152,158        14,389,938
                                   --------------   --------------    --------------

Other income and expense:
    Interest income                        20,400           17,360           150,990
    Interest expense                       90,043            1,937           958,200
    Other income                            3,561             --               8,561
                                   --------------   --------------    --------------

    Total other expense (income)           66,082          (15,423)          798,649
                                   --------------   --------------    --------------

Net loss before
    extraordinary item                  1,405,067        1,136,735        15,188,587

Extraordinary item: gains on
    extinguishment of debt
    (no income tax effect)                   --               --             383,519
                                   --------------   --------------    --------------

Net loss                           $    1,405,067   $    1,136,735    $   14,805,068
                                   ==============   ==============    ==============


Basic and diluted loss per
    common share before
    extraordinary item             $         0.13   $         0.11    $         2.09

Extraordinary item: gains on
    extinguishment of debt                   --               --                0.05
                                   --------------   --------------    --------------

Basic and diluted loss per
    common share                   $         0.13   $         0.11    $         2.14
                                   ==============   ==============    ==============


Weighted average number
    of common shares outstanding       10,417,888       10,194,231         7,280,256
                                   ==============   ==============    ==============




                                                         For the         For the
                                                       quarter ended   quarter ended
                                                       June 30, 2003   June 30, 2002
                                                       -------------   -------------
Revenues:
    Revenue                                            $      24,002   $        --

Costs of goods sold                                          181,401            --
                                                       -------------   -------------

Gross loss                                                   157,399            --

Expenses:
    Research and development                           $     108,464         157,454
    General and administrative                               444,179         270,512
    Marketing                                                 62,115         120,607
                                                       -------------   -------------

    Loss from operations                                     772,157         548,573
                                                       -------------   -------------


Other income and expense:
    Interest income                                           10,349           8,899
    Interest expense                                          77,754             851
    Other income                                               3,561            --
                                                       -------------   -------------

    Total other expense (income)                              63,844          (8,048)
                                                       -------------   -------------

Net loss                                               $     836,001   $     540,525
                                                       =============   =============


Basic and diluted loss per common share                $        0.08   $        0.05
                                                       =============   =============

Weighted average number of common shares outstanding      10,417,888      10,194,231
                                                       =============   =============




                         American Utilicraft Corporation
                             Statement of Cash Flows

                                                             For the two      For the two     July 17, 1990
                                                           quarters ended   quarters ended   (inception) to
                                                            June 30, 2003    June 30, 2002    June 30, 2003
                                                            -------------    -------------    -------------
Cash flows from operating activities:
    Net loss                                                $  (1,405,067)   $  (1,136,735)   $        --
                                                            -------------    -------------    -------------
        (14,805,068) Adjustments to reconcile net loss to
        net cash used in operating activities:

        Gain on extinguishment of debt                               --               --           (383,519)
        Common stock issued for loan interest                      75,708             --            878,908
        Common stock issued for rent expense                         --               --            152,049
        Common stock issued for compensation expense                 --               --            145,200
        Common stock warrants issued for interest
           expense                                                   --               --             80,000
        Common stock warrants issued for
           compensation expense                                      --               --          1,120,812
        Depreciation and amortization                             111,853          124,279          866,319
        Loss on disposal of assets                                   --               --             29,878
        Bad debt provision, loans to
           officers                                                33,294           44,259          532,919

    Changes in assets and liabilities:
        Decrease in prepaid rent                                   48,477            5,444           58,965
        Increase in other assets                                      525             --             (8,993)
        Increase in accounts payable                               89,736          231,928        1,248,600
        Increase in deferred compensation                         196,742          152,850          846,428
                                                            -------------    -------------    -------------

        Total adjustments                                         556,335          558,760        5,567,566
                                                            -------------    -------------    -------------

Net cash used in operating activities                            (848,732)        (577,975)      (9,237,502)
                                                            -------------    -------------    -------------

Cash flows from investing activities:
    Increase of prepaid rent                                         --               --            (28,842)
    Increase in deferred offering costs                            (6,634)         (78,214)        (793,808)
    Purchases of property and equipment                            (7,114)         (15,621)        (581,877)
    Loans to officers                                             (33,294)         (44,359)        (532,918)
                                                            -------------    -------------    -------------

Net cash used in investing activities                             (47,042)        (138,194)      (1,937,445)
                                                            -------------    -------------    -------------

Cash flows from financing activities:
    Proceeds from issuance of capital
        stock                                                      30,000          538,000        8,452,006
    Proceeds from issuance of common
        stock warrants                                               --               --          1,578,000
    Return of common stock purchase amount                         (9,500)            --             (9,500)
    Proceeds from note payable                                    923,958             --          1,245,000
    Principal payments on lease  payable                          (14,266)          (5,886)         (17,797)
                                                            -------------    -------------    -------------


    Net cash provided by financing activities                     930,192          532,114       11,247,709
                                                            -------------    --------------   -------------




                                                         -Continued-


                                                                                    For the period
                                                     For the two     For the two     July 17, 1990
                                                   quarters ended  quarters ended   (inception) to
                                                    June 30, 2003   June 30, 2002    June 30, 2003
                                                    -------------   -------------    -------------
Net increase (decrease) in cash                            34,418        (184,055)          72,762

Cash, beginning of the period                              38,344         177,764             --
                                                    -------------   -------------    -------------

Cash, end of the period                             $      72,762   $      (6,291)   $      72,762
                                                    =============   =============    =============



Supplemental disclosures of noncash transactions:

Common stock issued for loan interest               $      75,708   $        --      $     574,010

Common stock issued for current and future
    rent expense                                    $        --     $        --      $     152,049

Common stock warrants issued for costs
    associated with proposed public
    offering                                        $        --     $        --      $     435,000

Common stock warrants issued in conjunction
    with convertible debenture                      $        --     $        --      $      80,000

Common stock warrants issued for deferred
    compensation                                    $        --     $        --      $   1,070,812


Common stock warrants issued for patents,
    intellectual property and designs               $        --     $        --      $   1,180,000

Common stock warrants issued as settlement
    of compensation payable                         $        --     $        --      $      50,000

Common stock warrants issued for due to
    stockholder                                     $        --     $        --      $      74,500

Purchase of equipment by issuance of debt           $        --     $        --      $      17,791

Return of common stock investment by
     issuance of note                               $      65,000   $        --      $      65,000

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

4.   Going concern


          The financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred net losses of $836,001 and $540,525 during the three months ended June 30, 2003 and June 30, 2002, respectively, and has incurred losses since formation, resulting in accumulated deficits of $14,805,068 and $11,461,316 as of June 30, 2003 and June 30, 2002,
     respectively. For the three months ended June 30, 2003 and June 30, 2002, respectively, the Company also generated negative cash flow from operations of $848,732 and $577,975. Such losses and negative cash flow have resulted primarily from significant costs associated with the development of the

     Company's products and marketing of these products. The Company expects to incur additional operating losses and negative cash flow in the future unless and until it is able to generate operating revenues sufficient to support expenditures. There is no assurance that sales of the Company's products will ever generate sufficient revenues to fund its continuing operations, that the Company will generate positive cash flow from operations or that the Company will attain and thereafter sustain profitability in any future period.

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

5.   Stockholders Equity


          During the quarter ended March 31, 2003, the Company issued 170,000 shares of its common stock to various individuals. The stocks were valued between $.03 and $.06 per share. The issuance of these shares was in accordance with loan agreements signed with various stockholders. The loan agreements required the interest accruing on the notes to be paid in stock. An annual interest rate of 16.67% was used for these transactions.

          During the quarter ended June 30, 2003, the Company issued 1,150,000 shares of its common stock to various individuals. The stocks were valued between $.03 and $.06 per share. The issuance of these shares was in accordance with loan agreements signed with various stockholders. The loan agreements required the interest accruing on the notes to be paid in stock. An annual interest rate of between 10% and 16.67% was used for these transactions.

          In addition, during the quarter ended June 30, 2003, the Company sold 20,000 shares of its common stock to an individual. The stock sale was at $.50 per share, or $10,000. The Company issued 342,000 shares to another stockholder in accordance with the anti-dilution clause contained in the stockholder's original warrant agreement.

6.   Stock Warrants


          No stock warrants were issued during the six months period ended June 30, 2003.

          The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock Based Compensation but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock warrants provided to employees. No compensation would have been recognized during the six months ended June 30, 2003. Pro forma net loss and loss per share are as follows:

                                                                  For the period
                                                 For the two        July 17,1990
                                                 quarters ended    (inception)to
                                                 June 30,2003       June 30,2003


    Pro forma net loss                           $1,588,604          $14,988,605
                                                 ==========          ===========
    Pro forma basic and diluted loss per
     common share before extraordinary item      $     0.15          $      2.06
    Extraordinary item: gains on
     extinguishment of debt                             -                   2.01
                                                 ----------          -----------
    Pro forma basic and diluted
     loss per common share                       $     0.15          $      4.07


          On April 4, 2001 the Company entered into an agreement with a securities broker by which the broker will work to secure up to 10 market makers for the Company's common stock. To the extent that such market makers are secured, the Company agrees to provide warrants for 10,000 shares of the Company's common stock for each such market maker thus secured. The warrants will provide an exercise price of $5 per share, a two-year life and shall vest immediately. As of June 30, 2003 no such warrants had been issued. Upon issuance, the Company will record the fair value of the warrants as deferred investment advisory fees and amortize the amount to expense over the term of the advisory agreement.

7.   Due from officers


          Since 1993 the Company has, from time to time, advanced funds to its President, such amounts aggregating to $503,429 through June 30, 2003. Interest, imputed at an annual rate of 8%, has been accrued Annual on these lendings, such interest income amounting to $19,365 in 2003.

          The Company has advanced amounts aggregating $29,490 to another officer through June 30, 2003.

          By Board resolution, these amounts will be later repaid out of bonus commissions otherwise due on future aircraft sales. Because there is substantial doubt about the Company's ability to generate such future sales, all amounts due from officers have been fully reserved. Such amounts, and the equal reserve amount, were $532,919 as of June 30, 2003.

8.   Employment agreements


          Pursuant to employment agreements with the Company's officers, annual salary amounts are as follows:

                                                            Annual
                                                            Salary
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

10.  Notes Payable


          Seven stockholders of the Company have loaned a total of $1,225,000 through the period ended June 30, 2003. The loans mature between March and December of 2003. The loans require the Company to issue additional shares of the Company's stock as interest on the notes. For the quarter ended June 30, 2003, the Company issued 1,150,000 shares of stock in satisfaction of the interest. The stock was valued at $.03 to $.10 per share based on interest rates between 10% and 16% per annum. One of the notes that were due on March 15, 2003 was not repaid. In accordance with the note, the

     Company is  required  to issue  50,000  shares of stock per month until the note is paid in full. During the quarter ended June 30, two more of the notes were not repaid. The balance of the notes at June 30, 2003 was $1,225,000.

          In addition to the above notes, the Company signed an agreement to repurchase stock from two individuals. The stock was repurchased for $65,000 and the note is to paid by January 2004. As of June 30, 2003, the note has a remaining balance of $55,500.


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


                   2003                                       1,180,000
                   2004                                       1,680,000
                   2005                                       1,680,000
                   2006                                       2,180,000
                   2007                                       2,180,000
                   Thereafter                                 2,180,000
                                                      -----------------

                   Total                              $      11,080,000
                                                      =================


          This lease was terminated on November 20, 2003.

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

          During the six months ended June 20, 2003, the Company continued efforts researching and analyzing other companies for their suitability as an acquisition or as a merger partner. We have focused on companies within the aerospace and logistics industries that would enhance AUC's operational capabilities. We have researched and identified companies whose acquisition would facilitate the financing of the FF-1080 development program. We have opened discussions regarding acquisition. We have worked with financing groups interested in the possibility of benefits of financing the purchasing of a company for our acquisition. We have no agreements at this time regarding any of these companies' intent to be acquired nor can we guarantee that any of these companies will be agreeable to such an arrangement. Nor can we guarantee that financing will be made available for such a purchase, were we to reach an agreement.

          Monies raised by the private-placement stock sales have been used to fund continuing operations. Operationally, the Company remains focused on imminent growth.

          We continue to follow standard industry practice in outsourcing to experienced aviation industry companies work related to the design and production of a pre-production prototype aircraft. Our most significant accomplishment in the continued development of the prototype during the six months ended June 30, 2003 have been in the area of developing a customer for the FF-1080. To date, no agreements have been reached with any prospective company.

          We continue to pursue various direct sales initiatives with prospective customers. Our current focus is on the international market, where we believe buyers would be willing to begin committing funds to eventual purchases of our planes earlier than their domestic counterparts.

          We are currently engaged in a strong marketing and customer-development program aimed at securing orders for the FF-1080 aircraft. This program includes the researching potential end-user industries (and specific companies within those industries), viable air-cargo operations, and existing cargo aircraft. In-house expertise is being used to help solve potential customers' current fulfillment problems, present long-term solutions with far-reaching advantages of the customer utilizing a fleet of FF-1080's, and generate an order for FF-1080 aircraft. A strong customer order would then be used to attempt to leverage developmental financing. We have secured the use of five Cessna 404 aircraft in cargo configuration for use in this program, as well as the services of operating airlines and additional aircraft and resources at their disposal.

          Our presence at the 2002 NBAA (National Business Aviation Convention) Convention the second week of September did not include a display booth. Rather, management attended to meet with suppliers and other industry contacts at the convention. Management intends to conduct the Company's presence at the 2003 NBAA Convention in a similar fashion. Our primary marketing goal over the next 12 months is to use our in-house expertise in the air-cargo industry to demonstrate the industry-knowledge that has gone into the design of the FF-1080 aircraft. We will employ our knowledge of aircraft operations, fulfillment and route analysis to build relations with potential customers and companies capable of influencing an order of FF-1080 aircraft. We will also continue to successfully display the mockup of our plane to various potential customers and vendors at the company headquarters.

          Considering our planned use of funds as described in form SB-2/A, and providing that management can secure financing, our planned expenditures during the 12 months following the receipt of financing are as follows (numbers rounded):

          Prototype aircraft development                 $    6,200,000

          FF-1080-200 certification program                  20,123,000

          Sales and marketing expense                         1,400,000

          General and administrative expense                  4,500,000

          Working capital                                     2,442,000
                                                         --------------

              Total planned expenditures                 $   34,665,000
                                                         ==============


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



         Results of Operations

         Costs of goods Sold


                                                                                               For the period
                                                                                                July 17, 1990)
               For the quarter ended                     For the two quarters ended            (inception) to
               ---------------------                     --------------------------
         June 30, 2003         June 30, 2002        June 30, 2003         June 30, 2002         June 30, 2003
         -------------         -------------        -------------         -------------         -------------
         $     181,401         $        --          $     252,849         $        --           $     252,849


          Costs of goods sold reflect the costs associated with providing freight delivery services. The more significant components of these expenses are lease costs of aircraft, pilot salaries, aircraft fuel and insurance for the freight delivery services.

          Cost of goods sold increased $181,401, or 100%, over the same quarter a year ago, and $252,849, or 100% over the same six-month period a year ago. These increases are consistent with the company just beginning these services.

     Research and Development


                                                                                           For the period
                                                                                           July 17, 1990)
           For the quarter ended                     For the two quarters ended            (inception) to
           ---------------------                     --------------------------
     June 30, 2003         June 30, 2002        June 30, 2003         June 30, 2002         June 30, 2003
     -------------         -------------        -------------         -------------         -------------
     $     108,464         $     157,454        $     209,004         $     344,503         $   5,482,169


          Research and development expenses consist of the continuing design and engineering of the FF-1080, including the costs of mockup construction. The more significant components of these expenses are amortization of patent costs, costs related to a plane used for instrument testing and salaries.

          Research and development expenses decreased $181,401, or 100%, over the same quarter a year ago, and $252,849, or 100% over the same six-month period a year ago. These decreases are consistent with the current scarcity of funding for research and development efforts.





         General and Administration


                                                                                           For the period
                                                                                            July 17, 1990)
           For the quarter ended                        For the period ended               (inception) to
           ---------------------                        --------------------
     June 30, 2003         June 30, 2002        June 30, 2003         June 30, 2002         June 30, 2003
     -------------         -------------        -------------         -------------         -------------
     $     444,179         $     270,512        $     764,526          $    540,952         $   5,846,846


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

          General and administration expenses increased $173,667, or 64%, over the same quarter a year ago, and $223,574 or 41% over the same six-month period a year ago. These increases are consistent with less effort being devoted to research and development.

     Marketing

                                                                                            For the period
                                                                                            July 17, 1990)
           For the quarter ended                       For the quarter ended               (inception) to
           ---------------------                       ---------------------
     June 30, 2003         June 30, 2002        June 30, 2003         June 30, 2002         June 30, 2003
     -------------         -------------        -------------         -------------         -------------
        $62,115               $120,607             $136,608              $266,703             $2,832,076


          Marketing expenses consist of continuing efforts to promote the Company and its business activities with potential customers, suppliers and financing sources. The more significant components of these expenses are travel costs, entertainment costs and salaries.

          Marketing expenses decreased $58,492, or 48% over the same quarter a year ago, and $130,095, or 49% over the same six-month period a year ago. These decreases are consistent with less funds being available.

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

          During the six months ended June 30, 2003 we have been successful in raising $10,000 in equity funding through a private stock sale. In addition, the Company borrowed $700,000 from current stockholders. We used that money to fund the $848,732 cash cost of continuing operations (see discussion of Results of Operations, above).

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

          There can of course be no assurance that these funding events will occur, or that the market value of our stock will remain at levels sufficient to provide the funding levels described above. Nor is there any assurance that we will ever begin manufacturing airplanes on a commercially viable basis. With no revenue stream, a net loss of $836,001 for the three months ended June 30, 2003, a net loss of $1,405,067 for the six months ended June 30, 2003 and a net loss from inception (July 17, 1990) to June 30, 2003 of $14,805,068, as well as continuing negative cash flows from operations, we will be dependent upon some or all of the funding events herein described and/or a sustainable market value of our stock for the foreseeable future, and there is significant risk that we will be unable to continue as a going concern.

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


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
-------------------------------------------------------------------

     From April 1, 2003 to June 30, 2003 the Company obtained operating capital from existing shareholders through the private sale and issuance of unregistered/restricted common shares. In this regard, the Company issued 275,000 shares of common stock in exchange for loans.

     On April 29, 2003 the Company issued 500,000 shares to Saylor Marketing Profit Sharing Plan in exchange for a secured loan of $300,000.

     On April 25, 2003 the Company issued 342,000 shares to Patricia Parsons in keeping with the December 5, 2001 Warrant sale agreement which included provisions to protect her equity percentage.

     On June 12, 2003 the two officers of the Company, John J. Dupont (President, CEO) and R. Darby Boland (VP, General Manager) personally guaranteed and secured a loan for $375,000 from Ronald Parsons to American Utilicraft. The two officers signed a Promissory Note to secure the loan, for compensation of which to date they have not received. For making the loan to the Company, Parsons' received 375,000 shares common stock. Parsons' deduct of Description $18,750 (5%) frk. the loan to ped AmeriFinancial om closing; $5,0ay of Parsons' legat fees was al00 paid out of tal loan. The totso amount of cash realized by the Company in form of this loan was $351,250.

     On June 13, 2003, t Company also so shares for an aggregate of 20,000 shares an common stock of $0.50 per share.

Item 3. Defaults Upon Senior Securities.
----------------------------------------


         None.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------


         None.


Item 5. Other Information.
--------------------------


         None.


Item 6. Exhibits
----------------

Exhibit No.              Descriptions
-----------              ------------
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



                                                 Registrant:
                                                 AMERICAN UTILICRAFT CORPORATION

Date: November 11, 2004                          /s/ John Dupont
                                                 ---------------
                                                 John J. Dupont, President,
                                                 Chief Executive Officer


Date: November 11, 2004                          /s/ John Dupont
                                                 ---------------
                                                 John J. Dupont, President,
                                                 Chief Executive Officer


Date: November 11, 2004                          /s/ M. Karen Shoemaker
                                                 ----------------------
                                                 M. Karen Shoemaker, Principal
                                                 Accounting Officer