Form 10QSB
period 2003-09-30
AMERICAN UTILICRAFT CORP
filed 2004-11-12
CIK 1118190

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
   QUARTERLY REPORT UNDER SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:September 30,2003
                               ------------------
Commission File Number: 333-57552
                        ----------


                         AMERICAN UTILICRAFT CORPORATION
        (Exact name of small business issuer as specified in its charter)

         Delaware                                       54-1577735
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

           554 Briscoe Blvd.
        Lawrenceville, Georgia*                            30045
----------------------------------------       ---------------------------------
(Address of principal executive offices)                   (Zip Code)


         Issuer's telephone number: (678) 376-0898
                                    --------------

     Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirement for the past 90 days. Yes   No X

     As of September 30, 2003 there were 15,242,732 shares of common stock, par value $.00001 per share, and 1,970,787 shares of preferred stock, par value $.00001 per share, of the registrant outstanding.

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

Part II - Other Information...................................................22
     Item 1   Legal Proceedings...............................................22
     Item 2   Unregistered Sales of Equity Securities and Use of Proceeds.....22
     Item 3   Defaults Upon Senior Securities.................................22
     Item 4   Submission of Matters to a Vote of Security Holders.............22
     Item 5   Other Information...............................................22
     Item 6   Exhibits........................................................22

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

The following financial statements and schedules are filed as part of this report:

Balance Sheet
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements





                         American Utilicraft Corporation
                                  Balance Sheet
                                  Accrual Basis


                                     ASSETS
                                                             September 30,    December 31,
                                                                 2003            2002
                                                             ------------    ------------
Current assets:
    Cash                                                     $      4,996    $     38,344
    Prepaid rent                                                  103,946          10,488
    Other assets                                                   39,609           9,518
                                                             ------------    ------------
         Total current assets                                     148,551          58,350

Prepaid rent, non-current                                         402,442         568,616
Property and equipment, net of
    accumulated depreciation                                      152,988         187,497
Other assets,
    net of accumulated amortization                               674,284         800,713
                                                             ------------    ------------
Total assets                                                 $  1,378,265    $  1,615,176
                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                    $  1,715,025    $  1,158,864
    Notes payable                                               1,522,073         321,042
    Deferred compensation                                         938,351         649,686
                                                             ------------    ------------
         Total current liabilities                              4,175,449       2,129,592
Lease payable - long term                                            --            14,266
                                                             ------------    ------------
         Total liabilities                                      4,175,449       2,143,858
                                                             ------------    ------------

Stockholders' equity
    Preferred stock, par value $.00001
        per share; 7,500,000 shares authorized;
         1,970,787 shares of Series A preferred
        stock issued and outstanding                                   20              20
    Common stock, par value $.00001
        per share; 35,000,000 shares authorized;
         15,242,732 and 13,195,732 shares issued
         and outstanding, respectively                                152             131
    Paid in capital                                            12,961,616      12,871,168
    Deficit accumulated during the development stage          (15,758,972)    (13,400,001)
                                                             ------------    ------------

         Total stockholders' equity                            (2,797,184)       (528,682)
                                                             ------------    ------------

Total liabilities and stockholders' equity                   $  1,378,265    $  1,615,176
                                                             ============    ============

                         American Utilicraft Corporation
                             Statement of Operations


                                                                  For the period
                                  For the three   For the three    July 17, 1990
                                 quarters ended  quarters ended   (inception) to
                                  Sept 30, 2003   Sept 30, 2002    Sept 30, 2003
                                  -------------   -------------    -------------

Revenues:                         $     241,031   $        --      $     241,031

    Costs of goods sold                 863,821            --            863,821
                                  -------------   -------------    -------------

Gross loss                              622,790            --            622,790

Expenses:
    Research and development            318,658         517,440        5,591,823
    General and administrative        1,155,140         810,127        6,237,460
    Marketing                           198,340         403,412        2,893,808
                                  -------------   -------------    -------------

    Loss from operations              2,294,928       1,730,979       15,345,881
                                  -------------   -------------    -------------

Other income and expense:
    Interest income                      30,976          26,658          161,566
    Interest expense                    113,093           3,072          981,250
    Other income                         18,074            --             23,074
                                  -------------   -------------    -------------

    Total other expense                  64,043         (23,586)         796,610
                                  -------------   -------------    -------------

Net loss before
    extraordinary item                2,358,971       1,707,393       16,142,491

Extraordinary item: gains on
    extinguishment of debt
    (no income tax effect)                 --              --            383,519
                                  -------------   -------------    -------------

Net loss                          $   2,358,971   $   1,707,393    $  15,758,972
                                  =============   =============    =============


Basic and diluted loss per
    common share before
    extraordinary item            $        0.22   $        0.17    $        2.17

Extraordinary item: gains on
    extinguishment of debt                 --              --               0.05
                                  -------------   -------------    -------------

Basic and diluted loss per
    common share                  $        0.22   $        0.17    $        2.22
                                  =============   =============    =============

Weighted average number
    of common shares outstanding     10,498,976      10,267,231        7,427,192
                                  =============   =============    =============




                                                         For the        For the
                                                      quarter ended   quarter ended
                                                       September 30,  September 30,
                                                          2003             2002
                                                       ------------    ------------
Revenues:                                              $    217,029    $       --

Costs of goods sold                                         610,972            --
                                                       ------------    ------------

Gross loss                                                  393,943            --

Expenses:
    Research and development                                109,654         172,937
    General and administrative                              390,614         269,175
    Marketing                                                61,732         136,709
                                                       ------------    ------------

    Loss from operations                                    955,943         578,821
                                                       ------------    ------------


Other income and expense:
    Interest income                                          10,576           9,298
    Interest expense                                         23,050           1,135
    Other income                                             14,513            --
                                                       ------------    ------------

    Total other expense                                      (2,039)         (8,163)
                                                       ------------    ------------

Net loss                                               $    953,904    $    570,658
                                                       ============    ============


Basic and diluted loss per common share                $       0.09    $       0.06
                                                       ============    ============

Weighted average number of common shares outstanding     10,498,876      10,204,153
                                                       ============    ============




                         American Utilicraft Corporation
                             Statement of Cash Flows


                                                                        For the three    For the three   July 17, 1990
                                                                      quarters ended   quarters ended   (inception) to
                                                                       Sept 30, 2003    Sept 30, 2002    Sept 30, 2003
                                                                       -------------    -------------    -------------
Cash flows from operating activities:
    Net loss                                                           $  (2,358,971)   $  (1,707,393)   $ (15,758,972)
                                                                       -------------    -------------    -------------
   Adjustments to reconcile net loss to
        net cash used in operating activities:

        Gain on extinguishment of debt                                          --               --           (383,519)
        Common stock issued for loan interest                                 81,681             --            884,881
        Common stock issued for rent expense                                    --               --            152,049
        Common stock issued for compensation expense                            --               --            145,200
        Common stock warrants issued for interest
           expense                                                              --               --             80,000
        Common stock warrants issued for
           compensation expense                                                 --               --          1,120,812
        Depreciation and amortization                                        168,052          186,418          922,518
        Loss on disposal of assets                                              --               --             29,878
        Bad debt provision, loans to
           officers                                                           43,870           65,641          543,495

    Changes in assets and liabilities:
        Decrease in prepaid rent                                              72,716            8,066           83,204
        Increase in other assets                                             (30,091)            --            (39,609)
        Increase in accounts payable                                         556,161          288,624        1,715,025
        Increase in deferred compensation                                    288,665          227,877          938,351
                                                                       -------------    -------------    -------------

        Total adjustments                                                  1,181,054          776,626        6,192,285
                                                                       -------------    -------------    -------------

Net cash used in operating activities                                     (1,177,917)        (930,767)      (9,566,687)
                                                                       -------------    -------------    -------------

Cash flows from investing activities:
    Increase of prepaid rent                                                    --               --            (28,842)
    Increase in deferred offering costs                                       18,805          (79,870)        (768,369)
    Purchases of property and equipment                                       (7,114)         (15,473)        (581,877)
    Loans to officers                                                        (43,870)         (65,741)        (543,494)
                                                                       -------------    -------------    -------------

Net cash used in investing activities                                        (32,179)        (161,084)      (1,922,582)
                                                                       -------------    -------------    -------------

Cash flows from financing activities:
    Proceeds from issuance of capital
        stock                                                                136,665          923,000        8,558,671
    Proceeds from issuance of common
        stock warrants                                                          --               --          1,578,000
    Return of common stock purchase amount                                   (11,500)            --            (11,500)
    Proceeds from note payable                                             1,065,849             --          1,386,891
    Principal payments on lease payable                                      (14,266)          (8,541)         (17,797)
                                                                       -------------    -------------    -------------

Net cash provided by financing activities                                  1,176,748          914,459       11,494,265
                                                                       -------------    -------------    -------------



                                   -Continued-


                                                                                     For the period
                                                    For the three     For the three   July 17, 1990
                                                   quarters ended    quarters ended  (inception) to
                                                    Sept 30, 2003    Sept 30, 2002    Sept 30, 2003
                                                    -------------    -------------    -------------

Net decrease in cash                                      (33,348)        (177,392)           4,996

Cash, beginning of the period                              38,344          177,764             --
                                                    -------------    -------------    -------------

Cash, end of the period                             $       4,996    $         372    $       4,996
                                                    =============    =============    =============



Supplemental disclosures of noncash transactions:

Common stock issued for loan interest               $      81,681    $        --      $     574,010

Common stock issued for current and future
    rent expense                                    $        --      $        --      $     152,049

Common stock warrants issued for costs
    associated with proposed public
    offering                                        $        --      $        --      $     435,000

Common stock warrants issued in conjunction
    with convertible debenture                      $        --      $        --      $      80,000

Common stock warrants issued for deferred
    compensation                                    $        --      $        --      $   1,070,812


Common stock warrants issued for patents,
    intellectual property and designs               $        --      $        --      $   1,180,000

Common stock warrants issued as settlement
    of compensation payable                         $        --      $        --      $      50,000

Common stock warrants issued for due to
    stockholder                                     $        --      $        --      $      74,500

Purchase of equipment by issuance of debt           $        --      $        --      $      17,791

Return of common stock investment by
    issuance of note                                $      65,000    $        --      $      65,000

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

4.   Going concern


          The financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred net losses of $953,904 and $570,658 during the three months ended September 30, 2003 and September 30, 2002, respectively, and has incurred losses since formation, resulting in accumulated deficits of $15,758,972 and $12,572,499 as of September 30, 2003 and September 30, 2002, respectively. For the three months ended September 30, 2003 and September 30, 2002, respectively, the Company also generated negative cash flow from operations of $1,177,917 and $930,767.

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

          During the quarter ended September 30, 2003, the Company issued 175,000 shares of its common stock to various individuals. The stocks were valued between $.01 and $.04 per share. The issuance of these shares was in accordance with loan agreements signed with various stockholders. The loan agreements required the interest accruing on the notes to be paid in stock. An annual interest rate of between 10% and 16.67% was used for these transactions.

          In addition, during the quarter ended September 30, 2003, the Company sold 100,000 shares of its common stock to various individuals. The stock sales were at $.50 to $1.84 per share, or a total of $228,573.

6.   Stock Warrants

          No Stock warrants were issued during the nine-month period ended September 30, 2003.

          The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock Based Compensation but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock warrants provided to employees. No compensation would have been recognized during the nine months ended September 30, 2003. Pro forma net loss and loss per share are as follows:

                                                                  For the period
                                                  For the three    July 17, 1990
                                                  quarters ended  (inception) to
                                                  September 30,    September 30,
                                                        2003            2003

       Pro forma net loss                         $   2,542,508   $   15,942,509
                                                  =============   ==============
       Pro forma basic and diluted loss per
         common share before extraordinary item   $        0.24   $         2.15
       Extraordinary item: gains on
         extinguishment of debt                            --               2.09
                                                  -------------   --------------
       Pro forma basic and diluted
         loss per common share                    $        0.24   $         4.24


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

7.   Due from officers


          Since 1993 the Company has, from time to time, advanced funds to its President, such amounts aggregating to $543,495 through September 30, 2003. Interest, imputed at an annual rate of 8%, has been accrued on these lendings, such interest Annual income amounting to $29,425 in 2003.

          The Company has advanced amounts aggregating $30,080 to another officer through September 30, 2003.

          By Board resolution, these amounts will be later repaid out of bonus commissions otherwise due on future aircraft sales. Because there is substantial doubt about the Company's ability to generate such future sales, all amounts due from officers have been fully reserved. Such amounts, and the equal reserve amount, were $573,575 as of September 30, 2003.

8.   Employment agreements


          Pursuant to employment agreements with the Company's officers, annual salary amounts are as follows:

                                                               Annual
                                                               Salary
           President and Chief Executive                     ----------
              Officer                                        $  250,000
           Vice President, Marketing                         $  175,000
           Vice President, Operations                        $  125,000


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

          During the nine months ended September 31, 2003, the Company continued efforts in a strong marketing and customer-development program aimed at securing orders for the FF-1080 aircraft. This program includes the researching potential end-user industries (and specific companies within those industries), viable air-cargo operations, and existing cargo aircraft. In-house expertise is being used to help solve potential customers' current fulfillment problems, present long-term solutions with far-reaching advantages of the customer utilizing a fleet of FF-1080's, and generate an order for FF-1080 aircraft

          The Company continued efforts researching and analyzing other companies for their suitability as an acquisition or as a merger partner. We have focused on companies within the aerospace and logistics industries that would enhance AUC's operational capabilities. We have researched and identified companies whose acquisition would facilitate the financing of the FF-1080 development program. We have opened discussions regarding acquisition. We have worked with financing groups interested in the possibility of benefits of financing the purchasing of a company for our acquisition. We have no agreements at this time regarding any of these companies' intent to be acquired nor can we guarantee that any of these companies will be agreeable to such an arrangement. Nor can we guarantee that financing will be made available for such a purchase, were we to reach an agreement.

          Monies raised by the private-placement stock sales have been used to fund continuing operations. Operationally, the Company remains focused on growth.

          We continue to follow standard industry practice in outsourcing to experienced aviation industry companies work related to the design and production of a pre-production prototype aircraft. Our most significant accomplishment in the continued development of the prototype during the nine months ended September 30, 2003 has been in the developing a customer for the FF-1080. To date, no agreements have been reached with any prospective company.

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

          Our presence at the 2003 NBAA (National Business Aviation Convention) Convention, as in 2002, did not include a display booth. Management attended to meet with suppliers and other industry contacts at the convention. Our primary marketing goal over the next 12 months is to use our in-house expertise in the air-cargo industry to demonstrate the industry-knowledge that has gone into the design of the FF-1080 aircraft. We will employ our knowledge of aircraft operations, fulfillment and route analysis to build relations with potential customers and companies capable of influencing an order of FF-1080 aircraft. We will also continue to successfully display the mockup of our plane to various potential customers and vendors at the company headquarters.

          Considering our planned use of funds as described in form SB-2/A, and providing that management can secure financing, our planned expenditures during the 12 months following the receipt of financing are as follows (numbers rounded):

          Prototype aircraft development                      $     6,200,000

          FF-1080-200 certification program                        20,123,000

          Sales and marketing expense                               1,400,000

          General and administrative expense                        4,500,000

          Working capital                                           2,442,000
                                                              ---------------

              Total planned expenditures                      $    34,665,000
                                                              ===============




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

     Results of Operations
     ---------------------

     Costs of goods Sold


                                                                                          For the period
                                                                                          July 17, 1990)
           For the quarter ended                     For the two quarters ended           (inception) to
           ---------------------                     --------------------------
     Sept. 30, 2003        Sept. 30, 2002       Sept. 30, 2003        Sept. 30, 2002      Sept. 30, 2003
     --------------        --------------       --------------        --------------      --------------
     $      610,972        $         --         $      863,821        $         --        $      863,821

          Costs of goods sold reflect the costs associated with providing freight delivery services. The more significant components of these expenses are lease costs of aircraft, pilot salaries, aircraft fuel and insurance for the freight delivery services.

          Cost of goods sold increased $63,283, or 37%, over the same quarter a year ago, and $198,782, or 38% over the same six-month period a year ago. These increases are consistent with the company just beginning these services.




         Research and Development


                                                                                             For the period
                                                                                              July 17, 1990)
               For the quarter ended                     For the two quarters ended           (inception) to
               ---------------------                     --------------------------
         Sept. 30, 2003        Sept. 30, 2002       Sept. 30, 2003        Sept. 30, 2002      Sept. 30, 2003
         --------------        --------------       --------------        --------------      --------------
         $      109,654        $      172,937       $      318,658        $      517,440      $    5,591,823

               Research and development expenses consist of the continuing design and engineering of the FF-1080, including the costs of mockup construction. The more significant components of these expenses are amortization of patent costs, costs related to a plane used for instrument testing and salaries.

                  Research and development expenses decreased $63,283, or 37%, over the same quarter a year ago, and $198,782, or 38% over the same nine-month period a year ago. These decreases are consistent with the current scarcity of funding for research and development efforts.

         General and Administration


                                                                                              For the period
                                                                                              July 17, 1990)
               For the quarter ended                        For the period ended              (inception) to
               ---------------------                        --------------------
         Sept. 30, 2003        Sept. 30, 2002       Sept. 30, 2003        Sept. 30, 2002      Sept. 30, 2003
         --------------        --------------       --------------        --------------      --------------
         $      390,614        $      269,175       $    1,155,140        $      810,127      $    6,237,460



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

          General and administration expenses increased $121,439, or 45%, over the same quarter a year ago, and $345,013 or 43% over the same six-month period a year ago. These increases are consistent with less effort being devoted to research and development.






     Marketing


                                                                                         For the period
                                                                                          July 17, 1990)
           For the quarter ended                       For the quarter ended              (inception) to
           ---------------------                       ---------------------
     Sept. 30, 2003        Sept. 30, 2002       Sept. 30, 2003        Sept. 30, 2002      Sept. 30, 2003
     --------------        --------------       --------------        --------------      --------------
     $       61,732        $      136,709       $      198,340        $      403,412      $    2,893,808



          Marketing expenses consist of continuing efforts to promote the Company and its business activities with potential customers, suppliers and financing sources. The more significant components of these expenses are travel costs, entertainment costs and salaries.

          Marketing expenses decreased $74,977, or 55% over the same quarter a year ago, and $205,072, or 51% over the same six-month period a year ago. These decreases are consistent with less funds being available.

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

          During the nine months ended September 30, 2002 we have been successful in raising $136,665 in equity funding through a combination of private stock and public stock sales. In addition, short-term notes in the amount of $1,065,849 were signed. We used that money to fund the $1,181,054 cash cost of continuing operations (see discussion of Results of Operations, above), pay for additional offering costs of $18,805, purchase additional property and equipment of $7,114, provide a further advance to our officers of $43,870, and this reduced our working capital reserve by $33,348.

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

          There can of course be no assurance that these funding events will occur, or that the market value of our stock will remain at levels sufficient to provide the funding levels described above. Nor is there any assurance that we will ever begin manufacturing airplanes on a commercially viable basis. With no revenue stream, a net loss of $953,904 for the nine months ended September 30, 2003, a net loss of $2,358,971 for the nine months ended September 30, 2003 and a net loss from inception (July 17, 1990) to September 30, 2003 of $15,758,972, as well as continuing negative cash flows from operations, we will be dependent upon some or all of the funding events herein described and/or a sustainable market value of our stock for the foreseeable future, and there is significant risk that we will be unable to continue as a going concern.

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


     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     -------------------------------------------------------------------

          From June 31, 2003 to September 30, 2003 the Company obtained operating capital from existing shareholders through the private sale and issuance of unregistered/restricted common shares. In this regard, the Company issued 125,000 shares of common stock in exchange for loans. During this period, the Company also sold shares for an aggregate of 90,000 shares of common stock at $0.50 per share.

          On August 14, 2003 the Company issued 100,000 shares to Richard Trolard in exchange for a loan. On September 8, 2003 the Company issued 25,000 shares to Glenn Barrett in exchange for a loan. On September 29, 2003, the Company issued 25,000 shares to Dallas Roose, Merlen Roose, and Todd Mulford in exchange for loans.

     Item 3. Defaults Upon Senior Securities.
     ----------------------------------------


         None.


     Item 4. Submission of Matters to a Vote of Security Holders.
     ------------------------------------------------------------


         None.


     Item 5. Other Information.
     --------------------------


         None.


     Item 6. Exhibits
     ----------------

     Exhibit No.     Discriptions
     ----------      ------------
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



                                   Registrant:
                                                 AMERICAN UTILICRAFT CORPORATION

Date: November 11, 2004                          /s/ John Dupont
                                                 -------------------------------
                                                 John J. Dupont, President,
                                                 Chief Executive Officer


Date: November 11, 2004                          /s/ John Dupont
                                                 -------------------------------
                                                 John J. Dupont, President,
                                                 Chief Executive Officer


Date: November 11, 2004                          /s/ M. Karen Shoemaker
                                                 -------------------------------
                                                 M. Karen Shoemaker, Principal
                                                 Accounting Officer