Form 10QSB
period 2004-09-30
AMERICAN UTILICRAFT CORP
filed 2004-11-22
CIK 1118190

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
   QUARTERLY REPORT UNDER SECTION15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004
                                ------------------

Commission File Number: 333-57552
                        ---------


                         AMERICAN UTILICRAFT CORPORATION
        (Exact name of small business issuer as specified in its charter)

           Delaware                                       54-1577735
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

    554 Brisco Blvd.
  Lawrenceville, Georgia                                  30045
------------------------------             -------------------------------------
  (Address of principal                                 (Zip Code)
   executive offices)

         Issuer's telephone number: (678) 376-0898

         Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [_] No [X]


         As of September 30, 2004 there were 83,953,654 shares of common stock, par value $.00001 per share, and no shares of preferred stock, par value $.00001 per share, of the registrant outstanding.

         Transitional Small Business Disclosure Format (Check one):
                                 Yes [_]No [X]

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

The following financial statements and schedules are filed as part of this report:

Balance Sheet
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements


================================================================================

                         American Utilicraft Corporation
                                  Balance Sheet
                                  Accrual Basis
                                     ASSETS
                                                                     September 30,    December 31,
                                                                          2004             2003
                                                                     -------------    -------------
Current assets:
    Cash                                                             $        --      $      42,305
    Prepaid rent                                                            10,488           10,488
    Other assets                                                            10,472            2,922
                                                                     -------------    -------------
         Total current assets                                               20,960           55,715

Prepaid rent, noncurrent                                                     1,748            4,369
Property and equipment, net of
    accumulated depreciation                                                90,568          126,008
Other assets, net of accumulated amortization                              505,712          632,141
                                                                     -------------    -------------
Total assets                                                         $     618,988    $     818,233
                                                                     =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                            $   1,644,764    $   1,714,350
    Cash deficit                                                            19,125             --
    Note payable                                                         1,441,990        1,702,596
    Deferred compensation                                                1,362,634        1,061,557
                                                                     -------------    -------------
         Total current liabilities                                       4,468,513        4,478,503
Stockholders' deficit
    Peferred stock, par value $.00001
        per share; 7,500,000 shares authorized;
         1,970,787 shares of Series A preferred
        stock issued; 0 and 1,970,787 outstanding
         at September 30, 2004 and 2003, respectively                         --                 20
    Common stock, par value $.00001
        per share; 200,000,000 and 35,000,000 shares authorized
        at September 30, 2004 and December 31, 2003, respectively;
        82,845,340 and 30,847,176 shares issued
        and outstanding, respectively                                          457              154
    Stock subscription                                                         500           15,000
    Additional paid in capital                                          15,023,164       13,175,933
    Deficit accumulated during
        the development stage                                          (18,873,646)     (16,851,377)
                                                                     -------------    -------------

         Total stockholders' deficit                                    (3,849,525)      (3,660,270)
                                                                     -------------    -------------

Total liabilities and stockholders' deficit                          $     618,988    $     818,233
                                                                     =============    =============


================================================================================

                         American Utilicraft Corporation
                             Statement of Operations

                                                                     For the period
                                    For the three    For the three    July 17, 1990
                                   quarters ended   quarters ended   (inception) to
                                   Sept. 30, 2004   Sept. 30, 2003   Sept. 30, 2004
                                   --------------   --------------   --------------
Revenue                            $         --     $      241,031   $      286,550

Costs of goods sold                          --            863,821        1,420,286
                                   --------------   --------------   --------------

Gross loss                                   --            622,790        1,133,736

Expenses:
    Research and development              266,699          318,658        5,972,559
    General and administrative          1,458,321        1,155,140        8,099,470
    Marketing                             139,934          198,340        3,082,148
                                   --------------   --------------   --------------

    Loss from operations                1,864,954        2,294,928       18,287,913
                                   --------------   --------------   --------------

Other income and expense:
    Interest income                        34,629           30,976          207,160
    Interest expense                      192,076          113,093        1,200,905
    Other income                              132           18,074           24,493
                                   --------------   --------------   --------------

    Total other expense (income)          157,315           64,043          969,252
                                   --------------   --------------   --------------

Net loss before
    extraordinary item                  2,022,269        2,358,971       19,257,165

Extraordinary item: gains on
    extinguishment of debt
    (no income tax effect)                   --               --            383,519
                                   --------------   --------------   --------------

Net loss                           $    2,022,269   $    2,358,971   $   18,873,646
                                   ==============   ==============   ==============


Basic and diluted loss per
    common share before
    extraordinary item             $         0.09   $         0.11   $         1.08

Extraordinary item: gains on
    extinguishment of debt                   --               --               0.02
                                   --------------   --------------   --------------

Basic and diluted loss per
    common share                   $         0.09   $         0.11   $         1.10
                                   ==============   ==============   ==============

Weighted average number
    of common shares outstanding       23,530,777       20,997,952       17,797,622
                                   ==============   ==============   ==============


                                                          For the          For the
                                                       quarter ended    quarter ended
                                                       Sept. 30, 2004   Sept. 30, 2003
                                                       --------------   --------------
Revenue                                                $         --     $      217,029

Costs of goods sold                                              --            610,972
                                                       --------------   --------------

Gross loss                                                       --            393,943

Expenses:
    Research and development                                  118,452          109,654
    General and administrative                                232,428          390,614
    Marketing                                                 106,442           61,732
                                                       --------------   --------------

    Loss from operations                                      457,322          955,943
                                                       --------------   --------------


Other income and expense:
    Interest income                                            23,372           10,576
    Interest expense                                          186,438           23,050
    Other income                                                  132           14,513
                                                       --------------   --------------

    Total other expense (income)                              162,934           (2,039)
                                                       --------------   --------------

Net loss                                               $      620,256   $      953,904
                                                       ==============   ==============


Basic and diluted loss per common share                $         0.03   $         0.05
                                                       ==============   ==============

Weighted average number of common shares outstanding       23,530,777       20,997,752
                                                       ==============   ==============


================================================================================

                         American Utilicraft Corporation
                             Statement of Cash Flows
                                                                                           For the period
                                                        For the three     For the three    July 17, 1990
                                                       quarters ended    quarters ended    (inception) to
                                                       Sept. 30, 2004    Sept. 30, 2003    Sept. 30, 2004
                                                       --------------    --------------    --------------
Cash flows from operating activities:
    Net loss                                           $   (2,022,269)   $   (2,358,971)   $  (18,873,646)
                                                       --------------    --------------    --------------
    Adjustments to reconcile net loss to
        net cash used in operating activities:

        Gain on extinguishment of debt                           --                --            (383,519)
        Common stock issued for loan interest                 215,101            81,681         1,104,148
        Common stock issued for rent expense                     --                --             152,049
        Common stock issued for compensation expense          381,400              --             526,600
        Common stock warrants issued for interest
           expense                                               --                --              80,000
        Common stock warrants issued for
           compensation expense                                  --                --           1,120,812
        Depreciation and amortization                         178,666           168,052         1,170,893
        Loss on disposal of assets                               --                --              29,878
        Bad debt provision, loans to
           officers                                            41,183            43,870           601,525

    Changes in assets and liabilities:
        Decrease in prepaid rent                                2,622            72,716           577,356
        Increase in other assets                               (7,550)          (30,091)          (10,472)
        Increase in accounts payable                          113,987           556,161         1,644,766
        Increase in deferred compensation                     301,077           288,665         1,362,634
                                                       --------------    --------------    --------------

        Total adjustments                                   1,226,486         1,181,054         7,976,670
                                                       --------------    --------------    --------------

Net cash used in operating activities                        (795,783)       (1,177,917)      (10,896,976)
                                                       --------------    --------------    --------------

Cash flows from investing activities:
    Increase of prepaid rent                                     --                --             (28,842)
    Increase in deferred offering costs                        (9,948)           18,805          (780,755)
    Purchases of property and equipment                       (16,798)           (7,114)         (599,262)
    Loans to officers                                         (41,183)          (43,870)         (601,524)
                                                       --------------    --------------    --------------

Net cash used in investing activities                         (67,929)          (32,179)       (2,010,383)
                                                       --------------    --------------    --------------

Cash flows from financing activities:
    Proceeds from issuance of capital
        stock                                                 872,023           136,665         9,576,603
    Proceeds from issuance of common
        stock warrants                                           --                --           1,578,000
    Return of common stock purchase amount                       --             (11,500)          (13,500)
    Proceeds from (repayments of) note payable                (69,741)        1,065,849         1,764,928
    Principal payments on lease payable                          --             (14,266)          (17,797)
                                                       --------------    --------------    --------------

Net cash provided by financing activities                     802,282         1,176,748        12,888,234
                                                       --------------    --------------    --------------



                                   -Continued-



                                                        For the three     For the three    July 17, 1990
                                                       quarters ended    quarters ended    (inception) to
                                                       Sept. 30, 2004    Sept. 30, 2003    Sept. 30, 2004
                                                       --------------    --------------    --------------

Net decrease in cash                                          (61,430)          (33,348)          (19,125)

Cash, beginning of the period                                  42,305            38,344              --
                                                       --------------    --------------    --------------

Cash, end of the period                                $      (19,125)   $        4,996    $      (19,125)
                                                       ==============    ==============    ==============



Supplemental disclosures of noncash transactions:

Common stock issued for loan interest                  $      215,101    $       81,681    $      574,010

Common stock issued for current and future
    rent expense                                       $         --      $         --      $      152,049

Common stock warrants issued for costs
    associated with proposed public
    offering                                           $         --      $         --      $      435,000

Common stock warrants issued in conjunction
    with convertible debenture                         $         --      $         --      $       80,000

Common stock warrants issued for deferred
    compensation                                       $         --      $         --      $    1,070,812


Common stock warrants issued for patents,
    intellectual property and designs                  $         --      $         --      $    1,180,000

Common stock warrants issued as settlement
    of compensation                                    $      251,400    $         --      $       50,000

Common stock warrants issued for due to
    stockholder                                        $         --      $         --      $       74,500

Purchase of equipment by issuance of debt              $         --      $         --      $       17,791

Return of common stock investment by
     issuance of note                                  $         --      $       65,000    $       65,000

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

4.   Going concern


          The financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred net losses of $620,256 and $953,904 during the three months ended September 30, 2004 and September 30, 2003, respectively, and has incurred losses since formation, resulting in accumulated deficits of $18,873,646 and $15,758,972 as of September 30, 2004 and September 30, 2003, respectively. For the three months ended September 30, 2004 and September 30, 2003, respectively, the Company also generated negative cash flow from operations of $795,783 and $1,177,917. Such losses and negative cash flow have resulted primarily from significant costs associated with the development of the Company's products and marketing of these products. The Company expects to incur additional operating losses and negative cash flow in the future unless and until it is able to generate operating revenues sufficient to support expenditures. There is no assurance that sales of the Company's products will ever generate sufficient revenues to fund its continuing operations, that the Company will generate positive cash flow from operations or that the Company will attain and thereafter sustain profitability in any future period.

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

5.   Stockholders Equity


          During the quarter ended March 31, 2004, the Company sold 912,540 shares of its common stock to various individuals. The stocks were valued at $.25 per share, or $228,135. In addition, a stockholder converted a note payable in the amount of $300,000 plus the accrued interest into common stock. The Company issued 1,200,000 shares of stock in exchange for cancellation of the note.

          During the quarter ended June 30, 2004, the Company issued 1,208,588 shares of its common stock to various individuals. The stocks were valued between $.0.09 and $.25 per share. The issuance of these shares was in accordance with loan agreements signed with various stockholders. The loan agreements required the interest accruing on the notes to be paid in stock. An annual interest rate of between 10% and 16.67% was used for these transactions. In addition, the Company sold 1,248,303 shares of its common stock to various individuals. The stocks were valued between $.25 and $.48 per share, or $392,381. In addition, two stockholders converted notes payable in the amount of $105,000 plus accrued interest into common stock. The Company issued 1,056,000 shares of stock in exchange for cancellation of the notes. The Company also issued 917,369 shares to another stockholder in accordance with the anti-dilution clause contained in the stockholder's original warrant agreement. This same stockholder exercised a warrant for 500,000 shares of stock.

          As a result of past services to the Company, 748,639 shares of stock were issued to Officers and employees of the company. These shares were valued at between $.25 and $1.37 per share. In exchange for investment bank services, the Company issued 300,000 shares of common stock. The stock has been valued at $.48 per share, or $144,000, based on recent stock sales to outside parties.


          In addition, in accordance with approval by the stockholders of the Company, the authorized shares of the Company were increased to 200,000,000 shares. At the same time, the stockholders authorized the preferred stockholders to convert their shares to common in the ratio of 10 shares of common for every share of preferred. On May 12, 2004, the preferred shares were cancelled, and the stock was converted to 19,707,870 shares of common stock. In addition, the stockholders approved a 2 for 1 forward stock split. All earnings per share calculations have been adjusted for this split.

          During  the  quarter  ended  September  30,  2004,  the  Company  sold
     1,108,314 shares of its common stock to various individuals. These shares were sold at $.24 per share.

6.   Stock Warrants


          During the nine-month period ended September 30, 2004, warrants for 536,461 shares of common stock were issued on February 6. The warrants provide the right for the holder to purchase 536,461 shares of the Company's common stock at an exercise price of between $3 and $5 per share.
     The warrants shall expire in January 2007.

          The Company has adopted  the  disclosure-only  provisions  of SFAS No.
     123,  Accounting  for  Stock  Based  Compensation  but  applies  Accounting
     Principles Board Opinion No. 25 and related interpretations in accounting for stock warrants provided to employees. No compensation would have been recognized during the six months ended June 30, 2004. Pro forma net loss and loss per share are as follows:

                                                                        For the period
                                                    For the three        July 17, 1990
                                                   quarters ended       (inception) to
                                                   Sept. 30, 2004       Sept. 30, 2004
                                                   --------------       --------------
     Pro forma net loss                            $    2,205,806       $  19,057,183
                                                   ==============       ==============
     Pro forma basic and diluted loss per
        common share before extraordinary item     $         0.09       $        1.07
     Extraordinary item: gains on
        extinguishment of debt                          -                        1.05
                                                   --------------       --------------
     Pro forma basic and diluted
        loss per common share                      $         0.09       $        2.12
                                                   ==============       ==============

          On April 4, 2001 the Company entered into an agreement with a securities broker by which the broker will work to secure up to 10 market makers for the Company's common stock. To the extent that such market makers are secured, the Company agrees to provide warrants for 10,000 shares of the Company's common stock for each such market maker thus secured. The warrants will provide an exercise price of $5 per share, a two-year life and shall vest immediately. As of September 30, 2004, no such warrants had been issued. Upon issuance, the Company will record the fair value of the warrants as deferred investment advisory fees and amortize the amount to expense over the term of the advisory agreement.

7.   Due from officers


          Since 1993 the Company has, from time to time, advanced funds to its President, such amounts aggregating to $568,965 through September 30, 2004. Interest, imputed at an annual rate of 8%, has been accrued on these lendings, such interest income amounting to $32,727 in 2004.

          The Company has advanced amounts aggregating $32,560 to another officer through September 30, 2004.

          By agreement between the parties, these amounts will be later repaid out of bonus commissions otherwise due on future aircraft sales. Because there is substantial doubt about the Company's ability to generate such future sales, all amounts due from officers have been fully reserved. Such amounts, and the equal reserve amount, were $601,525 as of September 30, 2004.

8.   Employment agreements


          Pursuant to employment agreements with the Company's officers, annual salary amounts are as follows:

                                                                 Annual
                                                                 Salary
                                                              ------------
     President and Chief Executive
        Officer                                               $    250,000
     Vice President, Operations                               $    125,000


9.   Income Taxes


          Until such time as the Company ceases to be in the development stage and becomes an active business, otherwise deductible expenses have been capitalized pursuant to certain optional and required elements of U.S income tax statutes. Because the likelihood of realizing the tax benefit of these deferred tax assets cannot be determined as more likely than not, no financial statement recognition of these assets has been accorded. Accordingly, the Company estimates an effective tax rate of 0% for the year 2004.

10.  Notes Payable


          Seven stockholders of the Company have loaned a total of $885,000 through the period ended September 30, 2004. The loans matured between March 2003 and January of 2004. The Company is in default on these notes. The loans require the Company to issue additional shares of the Company's stock as interest on the notes. See the note concerning stockholders equity for details of stock issued in satisfaction of interest on the notes.

          In addition to the above notes, the Company signed an agreement to repurchase stock from two individuals. The stock was repurchased for $65,000 and the note was to be paid by January 2004. As of September 30, 2004, the note has a remaining balance of $57,915.

          In addition, at September 30, 2004, an officer of the Company is owed $499,075. This loan carries no specific interest rate or repayment terms.

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

     During the nine months ended September 30, 2004, the Company achieved its marketing goal of acquiring customers for the FF-1080 aircraft, restructuring the Company to allow for sufficient capitalization, and focused its efforts on capitalization and the production of Prototype. In the first Quarter of 2004, the Company secured a Letter of Intent for 300 aircraft, a Purchase Order agreement for the first 36 of those aircraft, and an associated Distributorship agreement. In the second Quarter of 2004, the Company secured a Letter of Intent for 100 aircraft, 50 aircraft with an option for an additional 50. The agreements are contingent upon current management remaining in control of the Company.

     Shareholders voted in favor of increasing the Company's authorized shares to 200,000,000. Shareholders also approved the conversion of all Preferred shares to Common shares at their previously established voting ratio of 10 for
1. They also approved a 2 for 1 forward stock split. All of these shareholder-approved changes were made effective prior to June 30, 2004.

     In the third Quarter of 2004, we entered into an Aircraft Sub-Assembly Manufacturing Agreement that includes provisions for the production of the fuselage and empennage sub-assemblies for the Prototype.

     The Company is currently focused on the development of the Prototype aircraft prior to the initiation of the certification program, which includes the securing of funds for continued development. We have no guarantee that funding will be acquired for the program to continue as planned.

     Monies raised by the private-placement stock sales have been used to fund continuing operations. Operationally, the Company remains focused on imminent growth.

     We  continue  to  follow  standard  industry  practice  in  outsourcing  to experienced aviation industry companies work related to the production of a Prototype aircraft. Our most significant accomplishments in the continued development of the Prototype during the nine months ended September 30, 2004 have been in the areas of securing customers for the FF-1080, restructuring the Company for sufficient capitalization, and entering into an Aircraft Sub-Assembly Manufacturing Agreement that includes provisions for the production of the fuselage and empennage sub-assemblies for the Prototype.

     We continue to pursue various direct sales initiatives with prospective customers. Our current focus is on the international market, where we believe buyers would be willing to begin committing funds to eventual purchases of our planes earlier than their domestic counterparts.

     Our presence at the 2003 NBAA (National Business Aviation Association) Convention the second week of September did not include a display booth. Rather, management attended to meet with suppliers and other industry contacts at the convention. Our planned presence for the 2004 NBAA Convention is primarily the same. We plan to add to our 2004 presence with the display of a Company-produced model of the FF-1080 aircraft in cooperation with one of our risk-sharing partners.

     Our primary marketing goal over the next 12 months is to secure the financing required for the final development of the prototype aircraft as well as make substantial progress in the assembly of its fuselage and systems. We will also continue to successfully display the mockup of our plane to various potential customers and vendors at the Company headquarters.


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
                                                           ===========

     Our cash commitments are minimal, allowing us great flexibility in reacting to funding shortfalls. Cash commitments consist of the following (numbers rounded):

Office rent                         $228,000 per year through
                                        May 31, 2008

Plane rent                          $36,000 per year through
                                        October 31, 2004

     Our non-executive employees are hired at will. Our employment contracts with Company executives provide that salaries are paid on a best efforts basis only (until such time as major financing is achieved, defined generally as debt or equity funding of $20 million).

Results of Operations

Costs of goods Sold



                                                                            For the period
           For the quarter ended           For the three quarters ended      July 17, 1990
           ---------------------           ----------------------------     (inception) to
     Sept. 30, 2004    Sept. 30, 2003    Sept. 30, 2004    Sept. 30, 2003   Sept. 30, 2004
     --------------    --------------    --------------    --------------   --------------
          $ -             $181,401            $ -             $863,821        $1,420,286


     Costs of goods sold reflect the costs associated with providing freight delivery services. The more significant components of these expenses are lease costs of aircraft, pilot salaries, aircraft fuel and insurance for the freight delivery services.

     Cost of goods sold decreased $181,401, or 100%, over the same quarter a year ago, and $863,821, or 100% over the same nine-month period a year ago.
These decreases are consistent with the company's ceases the airfreight services.




Research and Development


                                                                            For the period
           For the quarter ended           For the three quarters ended      July 17, 1990
           ---------------------           ----------------------------     (inception) to
     Sept. 30, 2004    Sept. 30, 2003    Sept. 30, 2004    Sept. 30, 2003   Sept. 30, 2004
     --------------    --------------    --------------    --------------   --------------
        $118,452          $109,654         $266,699           $318,658        $5,972,559

         Research and development expenses consist of the continuing design and engineering of the FF-1080, including the costs of mockup construction. The more significant components of these expenses are amortization of patent costs, costs related to a plane used for instrument testing and salaries.

     Research and development expenses increased $8,798, or 8%, over the same quarter a year ago, and decreased $51,959, or 16% over the same nine-month period a year ago. This decrease is consistent with the current scarcity of funding for research and development efforts.

General and Administration

                                                                            For the period
           For the quarter ended           For the three quarters ended      July 17, 1990
           ---------------------           ----------------------------     (inception) to
     Sept. 30, 2004    Sept. 30, 2003    Sept. 30, 2004    Sept. 30, 2003   Sept. 30, 2004
     --------------    --------------    --------------    --------------   --------------
       $232,428          $390,614          $1,458,321        $1,155,140       $8,099,470

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

     General and administration expenses decreased $158,186, or 40%, over the same quarter a year ago, and increased $303,181 or 26% over the same nine-month period a year ago. This increase is consistent with less effort being devoted to research and development.

Marketing

                                                                            For the period
           For the quarter ended           For the three quarters ended      July 17, 1990
           ---------------------           ----------------------------     (inception) to
     Sept. 30, 2004    Sept. 30, 2003    Sept. 30, 2004    Sept. 30, 2003   Sept. 30, 2004
     --------------    --------------    --------------    --------------   --------------
       $106,442           $61,732          $139,934           $198,340       $3,082,148


     Marketing expenses consist of continuing efforts to promote the Company and its business activities with potential customers, suppliers and financing sources. The more significant components of these expenses are travel costs, entertainment costs and salaries.

     Marketing expenses increased $44,710, or 72% over the same quarter a year ago, and decreased $58,406, or 29% over the same nine-month period a year ago. This decrease is consistent with less funds being available.

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

     During the nine months ended September 30, 2004 we have been successful in raising $872,023 in equity funding through private and public stock sales. We used that money to fund the $795,783 cash cost of continuing operations (see discussion of Results of Operations, above), purchase additional property and equipment of $16,798, and provide further advance to our officers of $41,183.

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

     There can of course be no assurance that these funding events will occur, or that the market value of our stock will remain at levels sufficient to provide the funding levels described above. Nor is there any assurance that we will ever begin manufacturing airplanes on a commercially viable basis. With no revenue stream, a net loss of $620,256 for the nine months ended September 30, 2004, a net loss of $2,022,269 for the nine months ended September 30, 2004 and a net loss from inception (July 17, 1990) to September 30, 2004 of $18,873,646, as well as continuing negative cash flows from operations, we will be dependent upon some or all of the funding events herein described and/or a sustainable market value of our stock for the foreseeable future, and there is significant risk that we will be unable to continue as a going concern.

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

     When  the  Company   registered   the  SB-2,   the  Company  was  deemed  a
"developmental stage company", requiring that it provide audited financial statements since its inception. The Company's auditors were able to review and audit the Company's records for the full 10-year period. The Company's financial controls, policies, procedures and checks and balances have remained substantially unchanged. Management believes that the Company's financial controls, policies and procedures are and remain adequate, for its current size and transaction volume.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
-------------------------------------------------------------------

     From June 30, 2004 to September 30, 2004, the Company sold shares for an aggregate of 1,108,314 shares of common stock at $0.24 per share.

     During the nine-month period ended September 30, 2004, warrants for 536,461 shares of common stock were issued on February 6. The warrants provide the right for the holder to purchase 536,461 shares of the Company's common stock at an exercise price of between $3 and $5 per share. The warrants shall expire in January 2007.

Item 3. Defaults Upon Senior Securities.
----------------------------------------

     None.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     None.

Item 5. Other Information.
--------------------------

     None.

Item 6. Exhibits
----------------

Exhibit No.     Description
-----------     -----------
31.1            Principal Executive certification
31.2            Principal Financial Officer certification
32              Section 1350 Certifications
99.1            Auditor's Letter regarding Item 308(b) of Regulation SB

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 Registrant:
                                                 AMERICAN UTILICRAFT CORPORATION

Date: November 19, 2004                          /s/ John Dupont
                                                 ---------------
                                                 John J. Dupont, President,
                                                 Chief Executive Officer


Date: November 19, 2004                          /s/ John Dupont
                                                 ---------------
                                                 John J. Dupont, President,
                                                 Chief Executive Officer


Date: November 19, 2004                          /s/ M. Karen Shoemaker
                                                 ----------------------
                                                 M. Karen Shoemaker, Principal
                                                      Accounting Officer