Form 10KSB/A
period 2003-12-31
AMERICAN UTILICRAFT CORP
filed 2004-12-06
CIK 1118190

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A
  ANNUAL REPORT PURSUANT TO SECTION15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003   Commission File Number: 333-57552
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
                           --------------

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
----------------------------          ------------------------------------------
Common Stock                                       OTC-Pink Sheets
(par value $.00001 per share)


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

         State issuer's revenues for its most recent fiscal year.  $286,550.00
                                                                   -----------

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.). As of December 31, 2003, $6,826,346.80.

         As of December 31, 2003 there were 15,423,588 shares of common stock, par value $.00001 per share, and 1,970,787 shares of preferred stock, par value $.00001 per share, of the registrant outstanding.

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

         Transitional Small Business Disclosure Format (Check one):
Yes [_] No [X]

                                TABLE OF CONTENTS

Part I            .............................................................3
     Item 1       Description of Business......................................3
     Item 2       Description of Property......................................9
     Item 3       Legal Proceedings...........................................10
     Item 4       Submission of Matters to a Vote of Security Holders.........10

Part II           ............................................................10
     Item 5       Market for Common Equity and Related Stockholder Matters....10
     Item 6       Management's Discussion and Analysis........................12
     Item 7       Financial Statements........................................13
     Item 8       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................33
     Item 8A      Controls and Procedures.....................................33

Part III          ............................................................34
     Item 9       Directors, executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(a) of the Exchange Act..34
     Item 10      Executive Compensation......................................36
     Item 11      Security Ownership of Certain Beneficial Owners and
                  Management and Related Stockholder Matters..................36
     Item 12      Certain Relationships and Related Transactions..............37
     Item 13      Exhibits....................................................38
     Item 14      Principal Accountant Fees and Services......................39

                                     PART I

Item 1. Description of Business.
--------------------------------

The Company

At the end of 2003, American Utilicraft Corporation moved its headquarters onto the Gwinnett County Airport (LZU) into an office/hangar building at 554 Briscoe Blvd, Lawrenceville, Georgia 30045.

The Company, located in the Atlanta-Metropolitan area on Gwinnett County airport, was incorporated in the State of Delaware in August of 1990. American Utilicraft was formed to conceive and implement solutions to the problem of declining capacity in the short haul (or feeder) route segments of the air cargo hub and spoke system. As of December 31, 2003, the Company employed 17 employees, 12 of which were employed on a full time basis. However, as of January 1, 2004, the number of full time employees was reduced to five.

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

In 1999, the Company concluded initial agreements with a number of experienced companies that provide aviation products and services needed to produce the FF-1080. All of the agreements are Risk Sharing agreements that provide products and/or services at no cost or at the manufacturer's lowest direct costs for both the Pre-Production prototype aircraft and the Conformity Aircraft. The willingness of these companies to share the risk to bring the FF-1080 to market indicates their belief in the potential of the aircraft and their desire to participate in the program. The understandings reached with these companies have enhanced the technical capability and operational value of the FF-1080, as well as assured the success of the development and production program.

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

Intermediate Aircraft
---------------------

Intermediate-sized aircraft such as the DeHavilland Dash 8, Aerospatiale ATR42 and 72, Saab 340, Embraer EM120, Dornier 328 and CASA 235 were specifically designed to haul passengers at high speeds to the major hub airports. Therefore, their designs cannot be modified to accommodate the features needed in a pure freighter aircraft, such as a larger forward side cargo door, high point-load capable floors, cargo net attachments, and a container roller system, and, as a result, they pose no competitive threat to our market segment. The new aircraft in this category, the CASA 235, was designed for dual passenger and cargo use. Although the CASA 235 has a rear ramp door, its heavy aircraft empty weight and slow cruise speed causes a range/payload deficiency in both freight and passenger operations. There is no cost-effective means to convert any of these existing aircraft into cargo airplanes that is why FAA-compliant cargo modification procedures for these planes have not been developed. In addition, all of these aircraft are unable to operate from airfields with runways of 3,500 feet or less because they were designed for high-speed takeoffs from long runways. For these reasons, current owners of fleets of these aircraft are presently exploring placing them in Third-World and developing nations as passenger aircraft and parts (scavenged) aircraft in order to gain some revenue from their use.

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

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

In June of 2003, the Company sought and received the consent of a majority of its shareholders to execute the AUC X-Press initiative to help secure orders for FF-1080 aircraft: As of June 25, 2003, the Company had received consents from:
(a) common stock shareholders representing 8,142,773 issued and outstanding shares (54.73%); and (b) 100% of the Series A Preferred issued and outstanding shares. The tally of votes was: 27,850,643 in favor; 6,734,959 abstaining (not submitted); none opposed.

Additional Information
----------------------

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

The number of shareholders of record for the Company's common stock as of December 31, 2003 was 134, and the number of common stock shares issued and outstanding was 15,423,588. The market price of our stock at the end of this year was $0.51.

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

On June 12, 2003 the two  officers of the  Company,  John J. Dupont  (President,
CEO) and R. Darby Boland (VP, General Manager) personally guaranteed and secured a loan for $375,000 from Ronald Parsons to American Utilicraft. The two officers signed a Promissory Note to secure the loan, for compensation of which to date they have not received. For making the loan to the Company, Parsons' received 375,000 shares of common stock. Parsons' deducted $18,750 (5%) from the loan to pay AmeriFinancial at closing; $5,000 of Parsons' legal fees was also paid out of the loan. The total amount of cash realized by the Company in form of this loan was $351,250.

On June 13, 2003, the Company also sold shares for an aggregate of 20,000 shares of common stock at $0.50 per share.

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

From October 1, 2003 until December 31, 2003, the Company obtained operating capital from existing shareholders through the private sale and issuance of unregistered/restricted common shares. In this regard, the Company issued 125,000 shares of common stock in exchange for loans.

On November 19, 2003, the Company issued 11,856 shares of common stock to an employee for services rendered.

On December 17, 2003, the Company also sold shares for an aggregate of 44,000 shares of common stock at $0.25 per share.

Item 6. Management's Discussion and Analysis.
---------------------------------------------

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

Item 7. Financial Statements
----------------------------

Financial statements are audited and included herein.
The following financial statements and schedules are filed as part of this report:
Independent Auditors Report dated October 11, 2004
Balance Sheet
Statements of Operations
Statement of Changes in Stockholders' Equity
Statements of Cash Flows
Notes to Financial Statements

                          Independent Auditors' Report

Board of Directors
American Utilicraft Corporation
Lawrenceville, GA


         We have audited the accompanying balance sheets of American Utilicraft Corporation (Company) as of December 31, 2003 and 2002, and the related statements of operations, changes in stockholders deficit, and cash flows for the years then ended, including cumulative amounts from July 17, 1990 (inception) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Utilicraft Corporation as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, including cumulative amounts from July 17, 1990 (inception) through December 31, 2003, in conformity with accounting principals generally accepted in the United States of America.

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



October 11, 2004
Alexandria, VA                                         HALT, BUZAS & POWELL, LTD


================================================================================

                         American Utilicraft Corporation
                                  Balance Sheet
                                  Accrual Basis
                             As of December 31, 2003

                                     ASSETS
                                                                         2003            2002
                                                                     ------------    ------------
Current assets:
    Cash                                                             $     42,305    $     38,344
    Prepaid rent                                                           10,488          10,488
    Other assets                                                            2,922           9,518
                                                                     ------------    ------------

         Total current assets                                              55,715          58,350

Prepaid rent, noncurrent                                                    4,369         568,616
Property and equipment, net of accumulated depreciation                   126,008         187,497
Patents, intellectual property and designs, net of accumulated
    amortization                                                          632,141         800,713
                                                                     ------------    ------------

Total assets                                                         $    818,233    $  1,615,176
                                                                     ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                            $  1,714,350    $  1,158,864
    Notes Payable - current                                             1,702,596         321,042
    Deferred compensation                                               1,061,557         649,686

Lease payable - long term                                                    --            14,266
                                                                     ------------    ------------

         Total liabilities                                              4,478,503       2,143,858
                                                                     ------------    ------------

Commitments and contingencies                                                --
Stockholders' deficit:
    Preferred stock, par value $.00001 per share; 7,500,000
        shares authorized; 1,970,787 shares of Series A preferred
        stock issued and outstanding                                           20              20
    Common stock, par value $.00001 per share; 35,000,000
        shares authorized; 15,423,588 and 13,195,732 shares issued
        and outstanding, respectively                                         154             131
    Additional paid in capital                                         13,175,933      12,871,169
    Stock subscription                                                     15,000            --
    Deficit accumulated during the development stage                  (16,851,377)    (13,400,002)
                                                                     ------------    ------------

         Total stockholders' deficit                                   (3,660,270)       (528,682)
                                                                     ------------    ------------

Total liabilities and stockholders' deficit                          $    818,233    $  1,615,176
                                                                     ============    ============


================================================================================

                         American Utilicraft Corporation
                             Statement of Operations
                          January through December 2003



For the period
                                                  For the           For the        July 17, 1990
                                               period ended      period ended     (inception) to
                                               Dec. 31, 2003     Dec. 31, 2002     Dec. 31, 2003
                                              --------------    --------------    --------------
    Revenue                                   $      286,550    $         --      $      286,550
Cost of goods sold                                 1,420,286              --           1,420,286
                                              --------------    --------------    --------------

Gross loss                                         1,133,736              --           1,133,736

Expenses:

    Research and development                  $      432,695    $      682,725    $    5,705,860
    General and administration                     1,558,829         1,145,145         6,641,149
    Marketing                                        246,746           531,194         2,942,214
                                              --------------    --------------    --------------

    Loss from operations                           3,372,006         2,359,064        16,422,959
                                              --------------    --------------    --------------

Other income and expense:

    Interest income                                   41,945            36,350           172,531
    Interest expense                                 140,675           212,182         1,008,829
    Other Income                                      19,361              --              24,361
                                              --------------    --------------    --------------

      Total other income and expense                 (79,369)         (175,832)          811,937
                                              --------------    --------------    --------------


Net loss before extraordinary item                 3,451,375         2,534,896        17,234,896
Extraordinary item: gains on extinguishment
    of debt                                             --                --             383,519
                                              --------------    --------------    --------------
Net loss                                      $    3,451,375    $    2,534,896    $   16,851,377
                                              ==============    ==============    ==============


Basic and diluted loss per common share
    before extraordinary item                 $         0.25    $         0.23    $         2.28
Extraordinary item: gains on extinguishment
    of debt                                   $         --      $         --      $         0.05
                                              --------------    --------------    --------------
Basic and diluted loss per common share       $         0.25    $         0.23    $         2.23
                                              ==============    ==============    ==============

Weighted average number of common shares
    outstanding                                   13,978,350        10,852,231         7,573,084
                                              ==============    ==============    ==============

================================================================================
                         American Utilicraft Corporation
                  Statements of Changes in Stockholder's Equity
                             As of December 31, 2003

                                      Preferred Stock                                 Common Stock
                                      ---------------                                 ------------

                          Issued and       Price                        Issued and       Price
                         Outstanding        Per           $0.00001     Outstanding        Per           $0.00001
                           Shares          Share          Par Value       Shares         Share          Par Value
                        ------------    ------------    ------------   ------------   -------------   ------------
Balance,
December 31, 2001          1,970,787                    $         20      9,909,232                             98
                        ------------                    ------------   ------------                   ------------
Sales of common stock
Various dates                   --                              --          593,000               1              6
Various dates                   --                              --          660,000            0.50              7
Issuance of stock
for interest on loans           --                              --          912,000            0.17              9
Issuance of stock
for aircraft lease              --                              --        1,121,500            0.50             11
Offering costs                  --                              --             --                             --
Net loss                        --                              --             --                             --
                        ------------                    ------------   ------------                   ------------
Balance,
December 31, 2002          1,970,787                              20     13,195,732                            131
                        ------------                    ------------   ------------                   ------------
Sales of common stock
Various dates                   --                              --          110,000            0.50              3
Various dates                   --                              --           44,000            0.25           --
Various dates                   --                              --          100,000            1.84              2
Stock subscription              --                              --             --                             --
Non-dilution agreement          --                              --          342,000                           --
Issuance of stock
for interest on loans           --                              --        1,620,000                             18
Issuance of stock
as compensation                 --                              --           11,856                           --
Repurchase of stock             --                              --             --                             --
Offering costs                  --                              --             --                             --
Net loss                        --                              --             --                             --
                        ------------                    ------------   ------------                   ------------
Balance,
December 31, 2003          1,970,787                    $         20     15,423,588                            154
                        ============                    ============   ============                   ============

                                                          Deficit
                                                        Accumulated
                         Additional                     During the
                          Paid-In          Stock       Developmental
                          Capital       Subscription       Stage           Total
                        ------------    ------------    ------------    ------------
Balance,
December 31, 2001       $ 11,320,407            --      $(10,865,106)   $    455,419
                        ------------    ------------    ------------    ------------
Sales of common stock
Various dates                592,994            --              --           593,000
Various dates                329,993            --              --           330,000
Issuance of stock
for interest on loans        154,681            --              --           154,690
Issuance of stock
for aircraft lease           560,739            --              --           560,750
Offering costs               (87,645)           --              --           (87,645)
Net loss                        --              --        (2,534,896)     (2,534,896)
                        ------------    ------------    ------------    ------------
Balance,
December 31, 2002         12,871,169            --       (13,400,002)       (528,682)
                        ------------    ------------    ------------    ------------
Sales of common stock
Various dates                 54,997            --              --            55,000
Various dates                 11,000            --              --            11,000
Various dates                183,571            --              --           183,573
Stock subscription              --            15,000            --            15,000
Non-dilution agreement          --              --              --              --
Issuance of stock
for interest on loans         85,829            --              --            85,847
Issuance of stock
as compensation               18,000            --              --            18,000
Repurchase of stock          (65,000)           --              --           (65,000)
Offering costs                16,367            --              --            16,367
Net loss                        --              --        (3,451,375)     (3,451,375)
                        ------------    ------------    ------------    ------------
Balance,
December 31, 2003         13,175,933          15,000     (16,851,377)     (3,660,270)
                        ============    ============    ============    ============


================================================================================

                         American Utilicraft Corporation
                             Statement of Cash Flows
                          January through December 2003

                                                                                       For the period
                                                       For the           For the        July 17,1990
                                                    period ended      period ended     (inception) to
                                                    Dec. 31, 2003     Dec. 31, 2002     Dec. 31, 2003
                                                   --------------    --------------    --------------
Cash flows from operating activities:
    Net loss                                       $   (3,451,375)   $   (2,534,896)   $  (16,851,377)
                                                   --------------    --------------    --------------
    Adjustments to reconcile net loss to
        net cash used in operating activities:

         Gain on extinguishment of debt                      --                --            (383,519)
         Common stock issued for loan interest             85,847           154,690           889,047
         Common stock issued for rent expense                --                --             152,049
         Common stock issued for compensation
             expense                                         --                --             145,200
         Common stock warrants issued for
             interest expense                                --                --              80,000
         Common stock warrants issued for
             compensation expense                            --                --           1,120,812
         Depreciation and amortization                    237,761           294,511           992,227
         Loss on disposal of assets                          --                --              29,878
         Bad debt provision, loans to officers             60,717            85,036           560,342

         (Increase) decrease in assets:
             Prepaid rent                                 564,246            10,688           574,734
             Other assets                                   6,596            (1,000)           (2,922)
         Increase (decrease) in liabilities:
             Accounts payable                             371,914           487,465         1,530,779
             Deferred compensation                        411,871           315,038         1,061,557
                                                   --------------    --------------    --------------

         Total adjustments                              1,738,952         1,346,428         6,750,184
                                                   --------------    --------------    --------------

         Net cash used in operating activities         (1,712,423)       (1,188,468)      (10,101,193)
                                                   --------------    --------------    --------------


Cash flows from investing activities:
    Decrease (increase) of prepaid rent                      --                --             (28,842)
    (Payment) refund of deferred offering costs            16,367           (87,645)         (770,807)
    Purchases of property and equipment                    (7,701)          (19,567)         (582,464)
    Loans to officers                                     (60,717)          (85,035)         (560,341)
                                                   --------------    --------------    --------------

         Net cash used in investing activities            (52,051)         (192,247)       (1,942,454)
                                                   --------------    --------------    --------------

Cash flows from financing activities:
    Payments of lease principal                           (14,266)           (2,746)          (17,797)
    Proceeds from issuance of capital
        stock                                             282,574           922,999         8,704,580
    Proceeds from notes payable                         1,513,627           321,042         1,834,669
    Proceeds from issuance of common
        stock warrants                                       --                --           1,578,000
    Return of common stock purchase amount                (13,500)             --             (13,500)
                                                   --------------    --------------    --------------




Net cash provided by financing activities               1,768,435         1,241,295        12,085,952
                                                   --------------    --------------    --------------

Net increase (decrease) increase in cash                    3,961          (139,420)           42,305

Cash, beginning of year                                    38,344           177,764              --
                                                   --------------    --------------    --------------

Cash, end of year                                  $       42,305    $       38,344    $       42,305
                                                   ==============    ==============    ==============


Supplemental disclosures of noncash information:

Common stock issued for loan interest              $       85,847    $      154,690    $      574,010
Common stock issued for current and future
    rent expense                                   $         --      $         --      $      152,049
Common stock warrants issued for costs
    associated with proposed public offering       $         --      $         --      $      435,000
Common stock warrants issued in conjunction
    with convertible debenture                     $         --      $         --      $       80,000
Common stock warrants issued for deferred
    compensation                                   $         --      $         --      $    1,070,812
Common stock warrants issued for patents,
    intellectual property and designs              $         --      $         --      $    1,180,000
Common stock issued as settlement of
    compensation payable                           $         --      $         --      $       50,000
Common Stock warrants issued for due to
    stockholder                                    $         --      $         --      $       74,500
Purchase of equipment by issuance of debt          $         --      $         --      $       17,791
Return of common stock investment by
     issuance of note                              $       65,000    $         --      $       65,000


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

         Income Taxes
         ------------

                  Deferred income taxes are provided in accordance with SFAS No. 109, Accounting for Income Taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and Liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided where the likelihood of realizing the tax benefit of a deferred tax asset cannot be determined as more likely than not. Deferred tax assets and liabilities are classified as current or noncurrent based on the classification on the related assets or liability for financial reporting purposes, or based on the expected reversal date for deferred taxes that are not related to an asset or liability. There are no significant timing differences between income reported for financial statement purposes and that reported for income tax purposes. Accordingly, there is no provision in these financial statements for deferred income taxes. Business tax credits are accounted for as a reduction of income tax expense in the period the credits are used. Income tax expense for the year ended December 31, 2003 and 2002 was $0.

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

         Research and development costs
         ------------------------------

                  According to SFAS No. 2, Accounting for Research and Development costs, including those in the development stage. The Company expensed such costs of $432,695 and $682,725 in 2003 and 2002, respectively, and has expensed $5,705,860 from inception through December 31, 2003.

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

         Asset impairment
         ----------------

                  In accordance with SFAS no. 121, Accounting for the impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of, the Company records impairment losses on long-lived assets used in operation when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the assets. SFAS No. 121 also address the accountings for long-lived assets that are expected to be disposed of. Based on current estimates, management does not believe impairment of long-lived assets is present.

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

         Deferred compensation
         ---------------------

                  Per agreement between the Company and certain of the officers and employees, payment for compensation for past services has been deferred to a future date. Terms and conditions of repayment are undetermined. Principal amounts due as of December 31, 2003 and 2002 were $1,061,557 and $649,686, respectively.

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

4.       Going concern

                  The financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred net losses of $3,451,375 and $2,534,896 in 2003 and 2002, respectively, and has incurred losses since formation, resulting in accumulated deficits of $16,351,377 and $13,400,002 as of December 31, 2003 and 2002, respectively. For the years ended December 31, 2003 and 2002, respectively, the Company also generated negative cash flow from operations of $1,712,423 and $1,188,468. Such losses and negative cash flow have resulted primarily from significant costs associated with the development of the Company's products and marketing of these products. The Company expects to incur additional operating losses and negative cash flow in the future unless and until it is able to generate operating revenue sufficient to support expenditures. There is no assurance that sales of the Company's products will ever generate sufficient revenues to fund its continuing operations, that the Company will generate positive cash flow from operations or that the Company will attain and thereafter sustain profitability in any future period.

                  According to the Company's long-term business plan, management anticipates the Company's cash requirements for the next twelve months may be satisfied from the proceeds of the Investment Agreement (see
         Note 10- Investment Agreement). The Company anticipates its future cash requirements may be satisfied by product sales, the sales of additional equity securities, debt financing and/or the sale or licensing of certain of the Company's technologies. However, the Company does not have any binding commitment with regard to additional funds, and there can be no assurance that any funds required would be generated from operations or from the aforementioned sources. The lack of additional capital could force the Company to substantially curtail or cease operations and would therefore have a material adverse effect on the Company's business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not a significantly dilutive effect on existing shareholders of the Company. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

5.       Property and equipment

         The following summarizes property and equipment as of December 31:

                                                           2003          2002
                                                       -----------   -----------

         Computer equipment                                296,565       296,129
         Equipment                                         136,643       135,693
         Furniture                                          40,623        40,038
         Leasehold improvements                             96,544        90,817
                                                       -----------   -----------

         Total cost                                        570,375       562,677

         Accumulated depreciation
             and amortization                              444,367       375,180
                                                       -----------   -----------

         Net property and equipment                    $   126,008   $   187,497
                                                       ===========   ===========

                  Depreciation   and   amortization   expense  of  property  and
         equipment for the years ended December 31, 2003 and 2002 was $69,189 and $103,252, respectively.

6.       Due from officers

                  Since 1993 the Company has, from time to time, advanced funds to its President, such amounts aggregating to $529,660 through December 31, 2003. Interest, imputed at an annual rate of 8%, has been accrued on these lendings, such interest income amounting to $39,747 and $34,191 for 2003 and 2002, respectively.

                  The Company has advanced to another officer of the Company amounts aggregating $30,682 through December 31, 2003.

                  By Board resolution, these amounts will be later repaid out of bonus commissions otherwise due on future aircraft sales. Because there is substantial doubt about the Company's ability to generate such future sales, all amounts due from officers have been fully reserved. Such amounts, and the equal reserve amount, were $560,342 and $499,625 as of December 31, 2003 and 2002, respectively.

7.       Related party transactions

                  During 2002, the Company's President loaned the Company $361,096. This loan carries no specific interest rate or repayment terms. In addition, the Company rented aircraft from an entity in which the President was a member. The rental payments were $226,833 during the year ended December 31, 2003.

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

9.       Notes Payable

                  During the year ended December 31, 2003, various stockholders of the Company loaned a total of $970,000. The loans maturity dates were between May 2003 and January 2004. The loans require the Company to issue additional shares of the Company's stock as interest on the notes. For the year ended December 31, 2003, the Company issued 1,620,000 shares of stock in satisfaction of the interest. The stock was valued at between $.03 and $.06 per share based on interest rates of between 10% and 16% per annum. The balance of the notes at December 31, 2003 and 2002 was $1,290,000 and $320,000, respectively.

                  In addition to the above notes, the Company signed an agreement to repurchase stock from two individuals. The stock was repurchased for $65,000 and the note is to be paid by January 2004. As of December 31, 2003, the note has a remaining balance of $51,500.

10.      Commitments and contingencies



         Operating leases

                  The Company signed a lease agreement for facilities in Lawrenceville, Georgia effective May 1, 2003. The lease agreement expires on May 31, 2008 and requires a monthly rent payment of $19,000. In addition to the lease amount, the Company is responsible for utilities and taxes.

                  Aggregate annual minimum lease commitments in future years are as follows:

                           For fiscal years ending in,

                           2004                                     $    152,000
                           2005                                          228,000
                           2006                                          228,000
                           2007                                          228,000
                           2008                                          228,000
                           2009                                           95,000
                                                                    ------------
                           Total                                    $  1,159,000
                                                                    ============

                  Rent expense for the period ended December 31, 2003 and 2002 was $205,392 and $51,925, respectively.

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

                  The commitment warrant is exercisable for a five-year period; that five-year period began May 3, 2000 as to 400,000 shares, and October 14, 2000 for the remaining 100,000 shares. The initial exercise price of $1 per share may be periodically lowered commensurate with declines in market price as set forth in the agreement. The fair value of the commitment warrant ($435,000 at $.87 per warranted share) is reflected on the financial statements as a component of deferred offering costs.

                  In addition to the commitment warrant described above, the Company may also provide additional warrants to Swartz in order to ensure that the sum of the number of shares of common stock represented by the commitment warrant plus any additional warrants shall initially equal at least four percent of the total common stock outstanding, computed on a fully diluted basis. The additional warrants will be initially issued, if necessary, at the earlier of the first Put notice or April 14, 2001. Additional warrants may be issued every six months subsequent to that date, if necessary, in order to ensure that the number of shares of common stock represented by the commitment warrant plus any additional warrants equal four percent of common stock outstanding as of the first six month anniversary, or lesser percentages at later six moth intervals, such percentages declining by one half of one percent at each anniversary date. Any additional warrants issued shall be exercisable for a five-year period, and shall have an initial exercise price of $1 per share, which can be periodically lowered commensurate with declines in market price.

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

         Deferred compensation
         ---------------------

                  Per agreements between the Company and certain of its officers and employees, payment for compensation for past services has been deferred to a future date. Amounts, of $1,061,557 have accrued as of December 31, 2003.

         Stock warrants
         --------------

                  In 2002, the Company issued to certain of its stockholders common stock warrants providing the right to purchase 2,243,000 shares of the Company's common stock at exercise prices ranging from $.50 to $4.00 per share. The exercise price may be later adjusted pursuant to an antidilution clause. The holder's right to exercise the warrant vests as to a half of the warrant shares after one year, with vesting in the remaining shares occurring after two years. The warrants expire after three years. In the event that the warrant is partially or wholly exercised, the holder agrees to restrict sales of common stock thus received to 15% or less of otherwise trading volume in any 90 day period, with trading volume measured as average weekly trading volume during the four weeks immediately prior to such sales.

         As of December 31, 2003, stock warrants were outstanding as follows:

Holder                    Issue Date         Vesting Date       Expiration Date   Warranted Shares    Exercise Price
------                    ----------         ------------       ---------------   ----------------    --------------
Swartz Private Equity     May 3, 2000         May 3, 2000         May 3, 2005             390,000     $         1.00
Stockholder             August 28, 2001     August 28, 2003    January 30, 2007            25,000     $         2.00
Stockholders            August 28, 2001     August 28, 2003    January 30, 2007             7,500     $         2.00
Stockholder             August 28, 2001     August 28, 2003     August 28, 2004             1,000     $         2.00
Stockholder           September 30, 2001  September 30, 2001  September 30, 2011           30,000     $         3.33
Stockholders           December 5, 2001      June 5, 2002      December 5, 2007           500,000     $          -







Holder                    Issue Date         Vesting Date       Expiration Date   Warranted Shares    Exercise Price
------                    ----------         ------------       ---------------   ----------------    --------------
Stockholders           December 5, 2001    December 2, 2002    December 5, 2007           500,000     $         1.00
Stockholder            December 3, 2001    December 3, 2003    December 3, 2004           100,000     $         5.00
Stockholders           December 5, 2001    December 5, 2002    December 5, 2007           102,300     $         1.00
Stockholders          Feb. 1 to July 25,  Feb. 1 to July 25,     July 25, 2005            321,500     $         1.00
                             2002                2003
Stockholders          Feb.1 to July. 25,  Feb. 1 to July 25,     July 25, 2005            321,500     $         1.00
                             2002                2004
Stockholder            December 2, 2002    December 2, 2003    January 30, 2007           189,250     $         4.00
Stockholder            December 2, 2002    December 2, 2004    January 30, 2007           189,250     $         4.00
Stockholder            December 2, 2002    December 2, 2002    December 31, 2009        1,121,500     $         4.00
Stockholder           September 25, 2002  September 25, 2003  September 25, 2005           50,000     $         0.50
Stockholder           September 25, 2002  September 25, 2004  September 25, 2005           50,000     $         0.50
                                                                                   --------------
                                Total common stock warrants outstanding                 9,651,132                -
                                                                                   ==============

                  The Company leases a plane from one of its stockholders. The agreement provided the stockholder with 45,600 additional shares of common stock. That stock has been valued at $52,440, which amount is being amortized over the 60-month period of the lease as additional rent. The future annual minimum lease commitment for 2004 is $30,340.

                  Plane rental expense for the year ended December 31, 2003 and 2002 was $3,496 and $36,402, respectively.

         Employment agreements
         ---------------------

                  The Company has entered into employment agreements with several of its officers. All agreements provide that salaries will be paid on a best efforts basis only until such time as major financing (defined generally as the receipt of debt or equity funding of at least $20 million) is achieved. Such salaries as are not being paid are recorded as deferred compensation (see Note 10). All agreements also provide for varying commissions for airplanes sales.

                  The Company has entered into employment agreements with several of its officers. All agreements provide that salaries will be paid on a best efforts basis only until such time as major financing (defined generally as the receipt of debt or equity funding of at least $20 million) is achieved. Such salaries as are not being paid are recorded as deferred compensation (see Note 10). All agreements also provide for varying commissions for airplanes sales.

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

11.      Income Taxes

                  Until such time as the Company ceases to be in the development stage and becomes an active business, otherwise deductible expenses have been capitalized pursuant to certain optional and required elements of U.S income tax statutes. The tax effect of these and other temporary differences that give rise to significant portions of deferred tax assets at December 31, 2003 and 2002 are summarized as follows:

                                                        2003           2002
                                                    -----------    -----------

         Research and development costs             $ 1,939,992    $ 1,792,876
         Start-up and organizational costs            3,238,370      2,208,945
         Accrued compensation expense                   381,076        381,076
         Accrued interest expense                       262,700        262,700
                                                    -----------    -----------

              Total deferred tax assets               5,822,138      4,645,597
         Less: valuation allowance                   (5,822,138)    (4,645,597)
                                                    -----------    -----------

              Net deferred tax assets               $      --      $      --
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

                  Certain stock warrants that were issued between September 2000 and December 2002 expired during 2003. On February 6, 2004 in accordance with a resolution by the Board of Directors of the Company, these warrants were reissued and the expiration was extended to January 30, 2007. The total warrants that were extended to January 30, 2007 was 10,938,203.

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

Item 8A. Controls and Procedures.
---------------------------------

While we are a small company with limited resources, we employ effective and reasonable efforts to maintain internal controls over disclosure and financial reporting. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the President and Vice President of Operations, as appropriate, to allow timely decisions regarding required disclosure.

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

When the Company registered the SB-2, the Company was deemed a "developmental stage company", requiring that it provide audited financial statements since its inception. The Company's auditors were able to review and audit the Company's records for the full 10-year period. The Company's financial controls, policies, procedures and checks and balances have remained substantially unchanged.
Management believes that the Company's financial controls, policies and procedures are and remain adequate, for its current size and transaction volume.
..

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act) during the fiscal year ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
        With Section 16(a) of the Exchange Act.
        ---------------------------------------

The following persons are our directors, executive officers and significant employees:

Name                       Age               Position
----                       ---               --------
John J. Dupont             56       President, Chief Executive Officer, Director
R. Darby Boland            52       Vice President, General Manager, Director
Edward F. Eaton            55       General Counsel, Director
Thomas A. Dapogny          41       Vice President of Operations
M. Karen Shoemaker         46       Principal Accounting Officer

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

M. Karen Shoemaker - Principal Accounting Officer
Ms. Shoemaker has been the Principal Accounting Officer of American Utilicraft since 2000. Ms. Shoemaker has over twenty-four years of finance, accounting and payroll experience. From 1988 to 2001, Ms. Shoemaker served as the President of By the Numbers, Inc., and an accounting management consulting firm. As President, Ms. Shoemaker oversaw the management of automated accounting services, controller services and consulting services including interface of payroll and order entry and other exterior programs with accounting programs; and the selection and implementation of automated accounting and payroll systems for over 35 companies.

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

An ancillary aspect of the Company's capital preservation efforts is that the Company failed to implement an Audit Committee or a Code of Ethics, as those terms are defined in the Exchange Act. The Company intends to cure its reporting deficiencies by November 5, 2004, and adopt adequate corporate governance measures to comply with the Exchange Act by December 31, 2004.

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

Summary Compensation Table for 2003
                                                                  Annual Compensation
                                           Fiscal               Actual Amount    Other Annual
Name and Principal Position                Year    Salary*      Paid             Compensation
John J. Dupont (1)                         2003    $250,000*    $ 144,230.75     $    0
  President and Chief Executive Officer
Thomas Dapogny (2)                         2003    $125,000*    $  67,692.24     $    0
   Vice President of Operations
R. Darby Boland (3)                        2003    $ 80,000*    $ 64,956.86      $    0
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

                                                                                           Percentage of
                                                                                           Voting Stock
                                                                                              (fully
                                                                                              diluted)
                                                Options &                                   Beneficially
 Name of Beneficial Owner (1)   Series A        Warrants        Common        Owned (2)       Owned(3)
 -------------------------      --------        --------        ------        ------          -----
John J. Dupont                  1,083,000                                     1,083,000        5.09%

R. Darby Boland                   887,787                                       887,787        4.17%

Karen Shoemaker                                                  95,000          95,000        0.45%

James S. Carey                                                  155,040         155,040        0.73%





Edward Eaton                                                    101,232         101,232        0.48%

Thomas Dapogny                                                   94,356          94,356        0.44%

Douglas E. Smith (4)                           1,432,250      1,515,607       2,947,857       13.84%

Karen Morgison                                                1,083,000       1,083,000        5.09%

Patricia D. Parsons                            1,152,300      1,629,000       2,781,300       13.06%

Harlyn Hubbs                                                    779,076         779,076        3.66%

Swartz Private Equity, LLC                       390,000        110,000         500,000        2.35%

Richard J. Trolard                               100,000      1,073,077       1,173,077        5.51%

LeRoy Svendsen                                                  478,800         478,800        2.25%

All executive officers and
directors as a group (5)        1,970,787              0        420,628       2,416,415       11.35%

     (1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Pursuant to the rules of the Securities and Exchange Commission, shares of our common stock that each named person and group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights, are deemed outstanding for purposes of computing shares beneficially owned by and the percentage ownership of each such person and group.
     (2) Unless otherwise noted, all shares listed are owned of record and the record owner has sole voting and investment power, subject to community property laws where applicable and the information contained in the footnotes to this table.
     (3) Percentage beneficial ownership is calculated on a fully diluted basis, which assumes 21,293,175 shares of common stock issued based upon: (a) 15,423,588 shares of common stock issued and outstanding as of December 31, 2003; (b) conversion of the Series A Preferred into 1,970,787 shares of common stock; and (c) the exercise of all warrants exercisable within 60 days (i.e. the issuance of 3,898,800 shares of common stock appurtenant thereto).
     (4) Includes 458,900 shares of our common stock owned by the Smith Family Trust of which Mr. Smith is the trustee. (5) Includes Dupont, Boland, Shoemaker, Carey, Eaton and Dapogny.


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

On June 12, 2003 the two  officers of the  Company,  John J. Dupont  (President,
CEO) and R. Darby Boland (VP, General Manager) personally guaranteed and secured a loan for $375,000 from Ronald Parsons to American Utilicraft. The two officers signed a Promissory Note to secure the loan, for compensation of which to date they have not received. For making the loan to the Company, Parsons' received 375,000 shares of common stock, issued in the name of beneficial Owner, Patricia Parson. Parsons' deducted $18,750 (5%) from the loan to pay AmeriFinancial at closing; $5,000 of Parsons' legal fees was also paid out of the loan. The total amount of cash realized by the Company in form of this loan was $351,250.

Mr. Trolard made a loan of $183,572.75 to the Company in exchange for 100,000 shares of unregistered common stock.

Mr. Trolard loaned the Company $50,000 for which the Company issued 50,000 shares of unregistered common stock. Per the loan agreement, the Company has issued 300,000 additional shares for the extension on this loan.

Item 13. Exhibits
-----------------

Exhibit
No       Description                                                        Note
------- ------------                                                        ----
3.1     Certificate of Incorporation of American  Utilicraft  Corporation    1.
        filed with the Delaware Secretary of State on August 9, 1990
3.2     Bylaws of American Utilicraft Corporation.                           1.
3.3     Certificate of Amendment of the Certificate of  Incorporation  of    1.
        American Utilicraft Corporation filed with the Delaware Secretary of State on April 24, 2000.
3.4     Certificate of Amendment of the Certificate of  Incorporation  of    1.
        American Utilicraft Corporation filed with the Delaware Secretary of State on May 24, 2000.
3.5     Certificate of Amendment of the Certificate of  Incorporation  of    1.
        American Utilicraft Corporation filed with the Delaware Secretary of State on October 5, 2000.
3.6     Certificate of Secretary of American Utilicraft Corporation dated    1.
        October 6, 2000 amending Bylaws.
3.7     Certificate of Determination of American  Utilicraft  Corporation    1.
        creating the Series A 1.  Convertible  Preferred Stock filed with the Delaware Secretary of State on October 5, 2000.
4.1     Specimen stock certificate of common stock of American Utilicraft    1.
        Corporation.
10.1    Amended and Restated Investment Agreement by and between American    1.
        Utilicraft Corporation and Swartz Private Equity, LLC dated March
        8, 2001.
10.2    Employment   Agreement   by  and  between   American   Utilicraft    1.
        Corporation and John Dupont dated February 28, 1991.
10.3    Employment   Agreement   by  and  between   American   Utilicraft    1.
        Corporation and James Carey dated August 15, 1991.
10.4    Amendment  Number  One to  Employment  Agreement  by and  between    1.
        American Utilicraft Corporation and John Dupont dated January 21,
        1993.
10.5    Amendment  Number  One to  Employment  Agreement  by and  between    1.
        American Utilicraft Corporation and James Carey dated January 21,
        1993.
10.6    Amendment  Number  Two to  Employment  Agreement  by and  between    1.
        American  Utilicraft  Corporation  and John Dupont dated April 6,
        1999.
10.7    Amendment  Number  Two to  Employment  Agreement  by and  between    1.
        American  Utilicraft  Corporation  and James Carey dated April 6,
        1999.
10.8    Employee Agreement by and between American Utilicraft Corporation    1.
        and Thomas Dapogny dated July 15, 2000.
10.9    Third Amendment to Employment  Agreement by and between  American    1.
        Utilicraft Corporation and John Dupont dated October 4, 2000.
10.10   Third Amendment to Employment  Agreement by and between  American    1.
        Utilicraft Corporation and James Carey dated October 4, 2000.
10.11   First Amendment to Employment  Agreement by and between  American    1.
        Utilicraft Corporation and Thomas Dapogny dated October 4, 2000.

10.12   Convertible Subordinated Promissory Note dated July 11, 2000 made    1.
        by American Utilicraft Corporation in favor of Douglas E. Smith.
10.13   Assignment  entered  into by John  Dupont  in favor  of  American    1.
        Utilicraft Corporation dated May 24, 2000.
10.14   Technical Services Purchase Agreement between American Utilicraft    1.
        Corporation and The Aerostructures Corporation, dated December 1,
        2000.
16.1    Letters of change in certifying  accountant from Halt, Thrasher &    2.
        Buzas, LLP to J.H. Cohn, LLP
16.2    Letters of change in certifying accountant from J.H. Cohn, LLP to    3.
        Halt, Buzas & Powell, LLP
23.1    Consent of Halt, Thrasher & Buzas, LLP, Chartered Accountants.
31.1    Principal Executive certification
31.2    Principal Financial Officer certification
32      Section 1350 Certifications
99.1    Auditor's Letter regarding Item 308(b) of Regulation SB

Item 14. Principal Accountant Fees and Services.
-----------------------------------------------

The accountant firm of Halt, Thrasher & Buzas, LLP billed American Utilicraft $50,000 for the preparation of the financial statements used in this Form 10-KSB/A. The auditors have not performed any tax or other work for the Company at this time.

                                   Signatures

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized American Utilicraft Corporation


Date:  November 11, 2004                             /s/ John J. Dupont
                                                    ----------------------------
                                                    John J. Dupont
                                                    President and CEO

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  November 11, 2004                             /s/ John J. Dupont
                                                    ----------------------------
                                                    John J. Dupont
                                                    President, CEO and Director


Date:  November 11, 2004                             /s/ M. Karen Shoemaker
                                                    ----------------------------
                                                    M. Karen Shoemaker
                                                    Principal Accounting Officer


Date:  November 11, 2004                              /s/ Darby Boland
                                                    ----------------------------
                                                    Darby Boland
                                                    Director


Date:  November 11, 2004                             /s/ Edward F. Eaton
                                                    ----------------------------
                                                    Edward F. Eaton
                                                    Director