Form 10QSB
period 2004-03-31
AMERICAN UTILICRAFT CORP
filed 2004-12-08
CIK 1118190

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
   QUARTERLY REPORT UNDER SECTION15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004 Commission File Number: 333-57552
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

     Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [_] No [X]

     As of March 31, 2004 there were 17,611,128 shares of common stock, par value $.00001 per share, and 1,970,787 shares of preferred stock, par value $.00001 per share, of the registrant outstanding.

     Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                                TABLE OF CONTENTS


Part I - Financial Information.................................................3
     Item 1   Financial Statements.............................................3
     Item 2   Management's Discussion and Analysis or Plan of Operation.......15
     Item 3   Controls and Procedures.........................................19

Part II - Other Information...................................................20
     Item 1   Legal Proceedings...............................................20
     Item 2   Unregistered Sales of Equity Securities and Use of Proceeds.....20
     Item 3   Defaults Upon Senior Securities.................................20
     Item 4   Submission of Matters to a Vote of Security Holders.............20
     Item 5   Other Information...............................................21
     Item 6   Exhibits........................................................21

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

The following financial statements and schedules are filed as part of this report:

Balance Sheet
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements


================================================================================
                         American Utilicraft Corporation
                                  Balance Sheet
                                  Accrual Basis


                                     ASSETS
                                                                March 31,     December 31,
                                                                  2004            2003
                                                              ------------    ------------
Current assets:
    Cash                                                      $    164,890    $     42,305
    Prepaid rent                                                    10,488          10,488
    Other assets                                                     5,422           2,922
                                                              ------------    ------------
         Total current assets                                      180,800          55,715

Prepaid rent, non-current                                            3,496           4,369
Property and equipment, net of
    accumulated depreciation                                       111,041         126,008
Other assets,net of accumulated amortization                       589,998         632,141
                                                              ------------    ------------
Total assets                                                  $    885,335    $    818,233
                                                              ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable and accrued expenses                     $  1,728,071    $  1,714,350
    Notes payable                                                1,544,748       1,702,596
    Deferred compensation                                        1,180,884       1,061,557
                                                              ------------    ------------
         Total current liabilities                               4,453,703       4,478,503
                                                              ------------    ------------

Stockholders' deficit
    Preferred stock, par value $.00001
        per share; 7,500,000 shares authorized;
         1,970,787 shares of Series A preferred
        stock issued and outstanding                                    20              20
    Common stock, par value $.00001
        per share; 35,000,000 shares authorized;
         17,611,128 and 15,423,588 shares issued
         and outstanding, respectively                                 175             154
    Stock subscription                                                 500          15,000
    Additional paid in capital                                  13,714,758      13,175,933
    Deficit accumulated during
        the development stage                                  (17,283,821)    (16,851,377)
                                                              ------------    ------------

         Total stockholders' deficit                            (3,568,368)     (3,660,270)
                                                              ------------    ------------

Total liabilities and stockholders' deficit                   $    885,335    $    818,233
                                                              ============    ============


================================================================================

                         American Utilicraft Corporation
                             Statement of Operations


                                                                      For the period
                                     For the one       For the one     July 17, 1990
                                    quarter ended     quarter ended   (inception) to
                                   March 31, 2004    March 31, 2003   March 31, 2004
                                   --------------    --------------   --------------
    Revenues                       $         --      $         --     $      286,550

Cost of goods sold                           --              71,448        1,420,286
                                   --------------    --------------   --------------

Gross loss                                   --                --          1,133,736

Expenses:
    Research and development               71,129           100,540        5,776,989
    General and administration            354,209           320,347        6,995,360
    Marketing                               9,252            74,493        2,951,466
                                   --------------    --------------   --------------

    Loss from operations                  434,590           566,828       16,857,551
                                   --------------    --------------   --------------

Other income and expense:
    Interest Income                        11,257            10,051          183,788
    Interest expense                        9,111            12,289        1,017,938
    Other income                             --                --             24,361
                                   --------------    --------------   --------------

    Total other expense (income)           (2,146)            2,238          809,789
                                   --------------    --------------   --------------

Net loss before
    extraordinary item                    432,444           569,066       17,667,340

Extraordinary item: gains on
    extinguishment of debt
    (no income tax effect)                   --                --            383,519
                                   --------------    --------------   --------------

Net loss                           $      428,971    $      569,066   $   17,283,821
                                   ==============    ==============   ==============


Basic and diluted loss per
    common share before
    extraordinary item             $         0.04    $         0.06   $         2.27

Extraordinary item: gains on
    extinguishment of debt                   --                --               0.05
                                   --------------    --------------   --------------

Basic and diluted loss per
    common share                   $         0.04    $         0.06   $         2.32
                                   ==============    ==============   ==============

Weighted average number
    of common shares outstanding       10,716,551        10,333,740        7,765,962
                                   ==============    ==============   ==============




                                                           For the           For the
                                                        quarter ended     quarter ended
                                                       March 31, 2004    March 31, 2003
                                                       --------------    --------------
Revenues

Cost of goods sold                                     $         --      $       71,448
                                                       --------------    --------------

Gross loss                                                       --              71,448

Expenses:
    Research and development                           $       71,129           100,540
    General and administration                                354,209           320,347
    Marketing                                                   9,252            74,493
                                                       --------------    --------------

    Loss from operations                                      434,590           566,828
                                                       --------------    --------------


Other income and expense:
    Interest Income                                            11,257            10,051
    Interest expense                                            9,111            12,289
                                                       --------------    --------------

    Total other expense (income)                               (2,146)            2,238
                                                       --------------    --------------

Net loss                                               $      432,444    $      569,066
                                                       ==============    ==============


Basic and diluted loss per common share                $         0.04    $         0.06
                                                       ==============    ==============

Weighted average number of common shares outstanding       10,716,551        10,333,740
                                                       ==============    ==============


================================================================================

                         American Utilicraft Corporation
                             Statement of Cash Flows


                                                                                            For the period
                                                            For the           For the        July 17, 1990
                                                         quarter ended     quarter ended    (inception) to
                                                        March 31, 2004    March 31, 2003    March 31, 2004
                                                        --------------    --------------    --------------
Cash flows from operating activities:
    Net loss                                            $     (432,444)   $     (569,066)   $  (17,283,821)
                                                        --------------    --------------    --------------
        Adjustments to reconcile net loss to
        net cash used in operating activities:

        Gain on extinguishment of debt                            --                --            (383,519)
        Common stock issued for loan interest                     --               8,404           889,047
        Common stock issued for rent expense                      --                --             152,049
        Common stock issued for compensation expense              --                --             145,200
        Common stock warrants issued for interest
           expense                                                --                --              80,000
        Common stock warrants issued for
           compensation expense                                   --                --           1,120,812
        Depreciation and amortization                           60,200            55,790         1,052,427
        Loss on disposal of assets                                --                --              29,878
        Bad debt provision, loans to
           officers                                             16,811            21,071           577,153

    Changes in assets and liabilities:
        Decrease in prepaid rent                                   874            24,239           575,608
        Increase in other assets                                (2,500)             --              (5,422)
        Increase in bank overdraft                                --               1,409              --
        Increase in accounts payable                           197,292            30,368         1,728,071
        Increase in deferred compensation                      119,327           104,241         1,180,884
                                                        --------------    --------------    --------------

        Total adjustments                                      392,004           245,522         7,142,188
                                                        --------------    --------------    --------------

Net cash used in operating activities                          (40,440)         (323,544)      (10,141,633)
                                                        --------------    --------------    --------------

Cash flows from investing activities:
    Increase of prepaid rent                                      --                --             (28,842)
    Increase in deferred offering costs                         (2,211)           (2,709)         (773,018)
    Purchases of property and equipment                         (3,090)           (2,418)         (585,554)
    Loans to officers                                          (16,811)          (21,071)         (577,152)
                                                        --------------    --------------    --------------

Net cash used in investing activities                          (22,112)          (26,198)       (1,964,566)
                                                        --------------    --------------    --------------

Cash flows from financing activities:
    Proceeds from issuance of capital
        stock                                                  217,120              --           8,921,700
    Proceeds from issuance of common
        stock warrants                                            --                --           1,578,000
    Return of common stock purchase amount                        --              (4,500)          (13,500)
    Proceeds from (principal payment on) note payable          (31,983)          328,125         1,802,686
    Principal payments on lease  payable                          --             (12,227)          (17,797)
                                                        --------------    --------------    --------------

Net cash provided by financing activities                      185,137           311,398        12,271,089
                                                        --------------    --------------    --------------


                                   -Continued-


                                                                                            For the period
                                                            For the           For the        July 17, 1990
                                                         quarter ended     quarter ended    (inception) to
                                                        March 31, 2004    March 31, 2003    March 31, 2004
                                                        --------------    --------------    --------------

Net increase (decrease) in cash                                122,585           (38,344)          164,890

Cash, beginning of the period                                   42,305            38,344              --
                                                        --------------    --------------    --------------

Cash, end of the period                                 $      164,890    $         --      $      164,890
                                                        ==============    ==============    ==============



Supplemental disclosures of noncash transactions:

Common stock issued for loan interest                   $        3,473    $        8,404
                                                                                            $      577,483

Common stock issued for current and future
    rent expense                                        $         --      $         --      $      152,049

Common stock warrants issued for costs
    associated with proposed public
    offering                                            $         --      $         --      $      435,000

Common stock warrants issued in conjunction
    with convertible debenture                          $         --      $         --      $       80,000

Common stock warrants issued for deferred
    compensation                                        $         --      $         --      $    1,070,812


Common stock warrants issued for patents,
    intellectual property and designs                   $         --      $         --      $    1,180,000

Common stock warrants issued as settlement
    of compensation payable                             $         --      $         --      $       50,000

Common stock warrants issued for due to
    stockholder                                         $         --      $         --      $       74,500

Purchase of equipment by issuance of debt               $         --      $         --      $       17,791

Return of common stock investment by
    issuance of note                                    $         --      $       65,000    $       65,000

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

     Asset impairment
     ---------------

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

4.   Going concern


          The financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred net losses of $432,444 and $569,066 during the three months ended March 31, 2004 and March 31, 2003, respectively, and has incurred losses since formation, resulting in accumulated deficits of $17,283,821 and $13,969,067 as of March 31, 2004 and March 31, 2003,
     respectively. For the three months ended March 31, 2004 and March 31, 2003, respectively, the Company also generated negative cash flow from operations of $40,440 and $323,544. Such losses and negative cash flow have resulted primarily from significant costs associated with the development of the

     Company's products and marketing of these products. The Company expects to incur additional operating losses and negative cash flow in the future unless and until it is able to generate operating revenues sufficient to support expenditures. There is no assurance that sales of the Company's products will ever generate sufficient revenues to fund its continuing operations, that the Company will generate positive cash flow from operations or that the Company will attain and thereafter sustain profitability in any future period.

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

5.   Stockholders Equity


          During the quarter ended March 31, 2004, the Company sold 912,540 shares of its common stock to various individuals. The stocks were valued at $.25 per share, or $228,135. In addition, a stockholder converted a note payable in the amount of $300,000 plus the accrued interest into common stock. The Company issued 1,200,000 shares of stock in exchange for cancellation of the note. As a result of extensions on some of the note agreements, 75,000 shares of stock were issued. The stocks were valued at between $.03 and $.06 per share.

6.   Stock Warrants


          No stock warrants were issued during the three-month period ended March 31, 2004.

          The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock Based Compensation but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock warrants provided to employees. No compensation would have been recognized during the three months ended March 31, 2004. Pro forma net loss and loss per share are as follows:

                                                                  For the period
                                                     For the       July 17, 1990
                                                  quarter ended   (inception) to
                                                 March 31, 2004   March 31, 2004
                                                 --------------   --------------


     Pro forma net loss                          $      432,444   $   17,280,348
                                                 ==============   ==============
     Pro forma basic and diluted loss per
        common share before extraordinary item   $         0.04   $         2.23
     Extraordinary item: gains on
        extinguishment of debt                             --               2.18
                                                 --------------   --------------
     Pro forma basic and diluted
        loss per common share                    $         0.04   $         4.41
                                                 ==============   ==============


          On April 4, 2001 the Company entered into an agreement with a securities broker by which the broker will work to secure up to 10 market makers for the Company's common stock. To the extent that such market makers are secured, the Company agrees to provide warrants for 10,000 shares of the Company's common stock for each such market maker thus secured. The warrants will provide an exercise price of $5 per share, a two-year life and shall vest immediately. As of March 31, 2004 no such warrants had been issued. Upon issuance, the Company will record the fair value of the warrants as deferred investment advisory fees and amortize the amount to expense over the term of the advisory agreement.

7.   Due from officers


          Since 1993 the Company has, from time to time, advanced funds to its President, such amounts aggregating to $545,857 through March 31, 2004. Interest, imputed at an annual rate of 8%, has been accrued on these lendings, such interest income amounting to $10,643 in 2004.

          The Company has advanced amounts aggregating $31,296 to another officer through March 31, 2004.

          By agreement between the parties, these amounts will be later repaid out of bonus commissions otherwise due on future aircraft sales. Because there is substantial doubt about the Company's ability to generate such future sales, all amounts due from officers have been fully reserved. Such amounts, and the equal reserve amount, were $577,153 as of March 31, 2004.

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


9.   Income Taxes


          Untilsuch time as the Company ceases to be in the development stage and becomes an active business, otherwise deductible expenses have been capitalized pursuant to certain optional and required elements of U.S income tax statutes. Because the likelihood of realizing the tax benefit of these deferred tax assets cannot be determined as more likely than not, no financial statement recognition of these assets has been accorded. Accordingly, the Company estimates an effective tax rate of 0% for the year 2004.

10.  Notes Payable


          Five stockholders of the Company have loaned a total of $990,000 through the period ended March 31, 2004. The loans matured between March 2003 and January of 2004. The loans require the Company to issue additional shares of the Company's stock as interest on the notes. For the quarter ended March 31, 2004, the Company issued no shares of stock in satisfaction of the interest. The Company is in default on these notes. The balance of the notes at March 31, 2004 was $990,000.

          In addition, the President of the Company has loaned a total of $503,248 to the Company through the period ended March 31, 2004. No formal loan agreement exists for this loan, and no specific repayment plan has been established.

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

     During the three months ended March 31, 2004, the Company achieved its marketing goal of acquiring a customer for the FF-1080 aircraft. Up to this date, the Company has secured a Letter of Intent for 300 aircraft, a Purchase
Order agreement for the first 36 of those aircraft, and an associated Distributorship agreement. The Company is currently focused on the development of the prototype aircraft prior to the initiation of the certification program, which includes the securing of funds for continued development. We have no guarantee that funding will be acquired for the program to continue as planned.

     Monies raised by the private-placement stock sales have been used to fund continuing operations. Operationally, the Company remains focused on imminent growth, pending an acquisition agreement.

     We continue to follow standard industry practice in outsourcing to experienced aviation industry companies work related to the design and production of a pre-production prototype aircraft. Our most significant accomplishment in the continued development of the prototype during the three months ended March 31, 2004 have been in the area of developing a customer for the FF-1080.

     We continue to pursue various direct sales initiatives with prospective customers. Our major focus is on the international market, where we believe buyers would be willing to begin committing funds to eventual purchases of our planes earlier than their domestic counterparts.

     Our presence at the 2003 NBAA (National Business Aviation Association) Convention the second week of September did not include a display booth. Rather, management attended to meet with suppliers and other industry contacts at the convention. Our primary marketing goal over the next 12 months is to secure the financing required for the final development of the prototype aircraft. We will also continue to successfully display the mockup of our plane to various potential customers and vendors at the Company headquarters.

     Considering our planned use of funds as described in form SB-2/A, and providing that management can secure financing, our planned expenditures during the 12 months following the receipt of financing are as follows (numbers rounded):


         Prototype aircraft development       $ 6,200,000

         FF-1080 certification program         20,123,000

         Sales and marketing expense            1,400,000

         General and administrative expense     4,500,000

         Working capital                        2,442,000
                                              -----------

         Total planned expenditures           $34,665,000
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

Results of Operations

Research and Development


                                                                              For the period
                                                                              July 17, 1990)
            For the quarter ended                 For the period ended        (inception) to
      March 31, 2004    March 31, 2003     March 31, 2004   March 31, 2003    March 31, 2004
      --------------    --------------    --------------    --------------    --------------
         $71,129           $100,540           $71,129          $100,540         $5,776,989

     Research and development expenses consist of the continuing design and engineering of the FF-1080, including the costs of mockup construction. The more significant components of these expenses are amortization of patent costs and salaries.

     Research and development expenses decreased $29,411, or 29%, over the same quarter a year ago. These decreases are consistent with the current scarcity of funding for research and development efforts.




General and Administration

                                                                              For the period
                                                                              July 17, 1990)
            For the quarter ended                 For the period ended        (inception) to
      March 31, 2004    March 31, 2003     March 31, 2004   March 31, 2003    March 31, 2004
      --------------    --------------    --------------    --------------    --------------
         $354,209          $320,347          $354,209          $320,347         $6,995,360


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

     General and administration expenses increased $33,862, or 11%, over the same quarter a year ago. These increases are consistent with increases in salaries and benefit costs.

Marketing

                                                                              For the period
                                                                              July 17, 1990)
            For the quarter ended                 For the period ended        (inception) to
     March 31, 2004     March 31, 2003     March 31, 2004   March 31, 2003    March 31, 2004
      --------------    --------------    --------------    --------------    --------------
         $9,252            $74,493           $9,252            $74,493          $2,951,466


     Marketing expenses consist of continuing efforts to promote the Company and its business activities with potential customers, suppliers and financing sources. The more significant components of these expenses are travel costs, entertainment costs and salaries.

     Marketing expenses decreased $65,241, or 88%, over the same quarter a year ago. These decreases are consistent with less funds being available.

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

     During the three months ended March 31, 2004 we have been successful in raising $228,135 in equity funding through sales of private or public stock. We used that money to fund the $36,967 cash cost of continuing operations (see discussion of Results of Operations, above), purchase additional property and equipment of $3,090, and provide a further advance to our officers of $16,811. In addition, cash reserves were increase in the amount of $122,585.

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

     There can of course be no assurance that these funding events will occur, or that the market value of our stock will remain at levels sufficient to provide the funding required for continued operations or future development. Nor is there any assurance that we will ever begin manufacturing airplanes on a commercially viable basis. With no revenue stream, a net loss of $432,444 for the three months ended March 31, 2004 and a net loss from inception (July 17, 1990) to March 31, 2004 of $17,283,821, as well as continuing negative cash flows from operations, we will be dependent upon some or all of the funding events herein described and/or a sustainable market value of our stock for the foreseeable future, and there is significant risk that we will be unable to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
-------------------------------------------------------------------

     From January 1, 2004 to March 31, 2004 the Company sold shares for an aggregate of 912,540 shares of common stock at $0.25 per share. The stocks were valued at $.25 per share, or $228,135. In addition, a stockholder converted a note payable in the amount of $300,000 plus the accrued interest into common stock. The Company issued 1,200,000 shares of stock in exchange for cancellation of the note. During this period, the Company also obtained operating capital from existing shareholders through the private sale and issuance of unregistered/restricted common shares. In this regard, the Company issued 75,000 shares of common stock in exchange for loans.

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



                                                 Registrant:
                                                 AMERICAN UTILICRAFT CORPORATION

Date: November 19, 2004                           /s/ John Dupont
                                                 -------------------------------
                                                 John J. Dupont, President,
                                                 Chief Executive Officer


Date: November 19, 2004                           /s/ John Dupont
                                                 -------------------------------
                                                 John J. Dupont, President,
                                                 Chief Executive Officer


Date: November 19, 2004                           /s/ M. Karen Shoemaker
                                                 -------------------------------
                                                 M. Karen Shoemaker, Principal
                                                 Accounting Officer