Form 10QSB
period 2004-06-30
AMERICAN UTILICRAFT CORP
filed 2004-12-08
CIK 1118190

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
   QUARTERLY REPORT UNDER SECTION15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004  Commission File Number: 333-57552
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

     Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [_] No [X]

     As of June 30, 2004 there were 85,787,796 shares of common stock, par value $.00001 per share, and no shares of preferred stock, par value $.00001 per share, of the registrant outstanding.

     Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                                TABLE OF CONTENTS


Part I - Financial Information.................................................3
     Item 1   Financial Statements.............................................3
     Item 2   Management's Discussion and Analysis or Plan of Operation.......16
     Item 3   Controls and Procedures.........................................20

Part II - Other Information...................................................21
     Item 1   Legal Proceedings...............................................21
     Item 2   Unregistered Sales of Equity Securities and Use of Proceeds.....21
     Item 3   Defaults Upon Senior Securities.................................22
     Item 4   Submission of Matters to a Vote of Security Holders.............22
     Item 5   Other Information...............................................22
     Item 6   Exhibits........................................................22

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

The following financial statements and schedules are filed as part of this report:

Balance Sheet
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements


================================================================================

                         American Utilicraft Corporation
                                  Balance Sheet
                                  Accrual Basis

                                     ASSETS
                                                                    June 30,      December 31,
                                                                      2004            2003
                                                                  ------------    ------------
Current assets:
    Cash                                                          $     33,139    $     42,305
    Prepaid rent                                                        10,488          10,488
    Other assets                                                        27,422           2,922
                                                                  ------------    ------------
         Total current assets                                           71,049          55,715

Prepaid rent, noncurrent                                                 2,622           4,369
Property and equipment, net of
    accumulated depreciation                                            92,984         126,008
Other assets, net of accumulated amortization                          547,855         632,141
                                                                  ------------    ------------
Total assets                                                      $    714,510    $    818,233
                                                                  ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                         $  1,609,641    $  1,714,350
    Notes payable                                                    1,467,690       1,702,596
    Deferred compensation                                            1,318,942       1,061,557
                                                                  ------------    ------------
         Total current liabilities                                   4,396,273       4,478,503
Stockholders' deficit
    Preferred stock, par value $.00001
        per share; 7,500,000 shares authorized;
         1,970,787 shares of Series A preferred
        stock issued; 0 and 1,970,787 outstanding
         at June 30, 2004 and 2003, respectively                          --                20
    Common stock, par value $.00001
        per share; 200,000,000 and 35,000,000 shares authorized
         at June 30, 2003 and 2004, respectively;
         85,787,796 and 29,755,464 shares issued
         and outstanding, respectively                                     434             108
    Stock subscription                                                     500          15,000
    Additional paid in capital                                      14,721,044      13,175,979
    Deficit accumulated during
        the development stage                                      (18,403,741)    (16,851,377)
                                                                  ------------    ------------

         Total stockholders' deficit                                (3,681,763)     (3,660,270)
                                                                  ------------    ------------

Total liabilities and stockholders' deficit                       $    714,510    $    818,233
                                                                  ============    ============


================================================================================

                         American Utilicraft Corporation
                             Statement of Operations



                                                                     For the period
                                     For the two      For the two     July 17, 1990
                                   quarters ended   quarters ended   (inception) to
                                    June 30, 2004    June 30, 2003    June 30, 2004
                                   --------------   --------------   --------------
Revenues:                          $         --     $       24,002   $      286,550

Cost of goods sold                           --            252,849        1,420,286
                                   --------------   --------------   --------------

Gross loss                                   --            228,847        1,133,736

Expenses:
    Research and development              148,247          209,004        5,854,107
    General and administrative          1,225,893          764,526        7,867,042
    Marketing                              33,492          136,608        2,975,706
                                   --------------   --------------   --------------

    Loss from operations                1,407,632        1,338,985       17,830,591
                                   --------------   --------------   --------------

Other income and expense:
    Interest income                        22,805           20,400          195,336
    Interest expense                      167,669           90,043        1,176,498
    Other income                              132            3,561           24,493
                                   --------------   --------------   --------------

    Total other expense (income)          144,732           66,082          956,669
                                   --------------   --------------   --------------

Net loss before
    extraordinary item                  1,552,364        1,405,067       18,787,260

Extraordinary item: gains on
    extinguishment of debt
    (no income tax effect)                   --               --            383,519
                                   --------------   --------------   --------------

Net loss                           $    1,552,364   $    1,405,067   $   18,403,741
                                   ==============   ==============   ==============


Basic and diluted loss per
    common share before
    extraordinary item             $         0.07   $         0.07   $         1.13

Extraordinary item: gains on
    extinguishment of debt                   --               --               0.02
                                   --------------   --------------   --------------

Basic and diluted loss per
    common share                   $         0.07   $         0.07   $         1.15
                                   ==============   ==============   ==============

Weighted average number
    of common shares outstanding       22,542,666       20,835,776       16,653,242
                                   ==============   ==============   ==============


                                                          For the         For the
                                                       quarter ended   quarter ended
                                                       June 30, 2004   June 30, 2003
                                                       -------------   -------------
Revenues:
    Revenue                                            $        --     $      24,002

Cost of goods sold                                              --           181,401
                                                       -------------   -------------

Gross loss                                                      --           157,399

Expenses:
    Research and development                           $      77,118         108,464
    General and administrative                               871,684         444,179
    Marketing                                                 24,240          62,115
                                                       -------------   -------------

    Loss from operations                                     973,042         772,157
                                                       -------------   -------------


Other income and expense:
    Interest income                                           11,548          10,349
    Interest expense                                         158,558          77,754
    Other income                                                 132           3,561
                                                       -------------   -------------

    Total other expense (income)                             146,878          63,844
                                                       -------------   -------------

Net loss                                               $   1,119,920   $     708,313
                                                       =============   =============


Basic and diluted loss per common share                $        0.05   $        0.03
                                                       =============   =============

Weighted average number of common shares outstanding      22,542,666      20,835,776
                                                       =============   =============


================================================================================

                         American Utilicraft Corporation
                             Statement of Cash Flows


                                                                                           For the period
                                                         For the two       For the two      July 17, 1990
                                                       quarters ended    quarters ended    (inception) to
                                                        June 30, 2004     June 30, 2003     June 30, 2004
                                                       --------------    --------------    --------------
Cash flows from operating activities:
    Net loss                                           $   (1,552,364)   $   (1,405,067)   $  (18,403,741)
                                                       --------------    --------------    --------------
        Adjustments to reconcile net loss to
        net cash used in operating activities:

        Gain on extinguishment of debt                           --                --            (383,519)
        Common stock issued for loan interest                 215,101            75,708         1,104,148
        Common stock issued for rent expense                     --                --             152,049
        Common stock issued for compensation expense          381,400              --             526,600
        Common stock warrants issued for interest
           expense                                               --                --              80,000
        Common stock warrants issued for
           compensation expense                                  --                --           1,120,812
        Depreciation and amortization                         120,399           111,853         1,112,626
        Loss on disposal of assets                               --                --              29,878
        Bad debt provision, loans to
           officers                                            29,359            33,294           589,701

    Changes in assets and liabilities:
        Decrease in prepaid rent                                1,748            48,477           576,482
        Increase in other assets                              (24,500)              525           (27,422)
        Increase in accounts payable                           78,864            89,736         1,609,643
        Increase in deferred compensation                     257,385           196,742         1,318,942
                                                       --------------    --------------    --------------

        Total adjustments                                   1,059,756           556,335         7,809,940
                                                       --------------    --------------    --------------

Net cash used in operating activities                        (492,608)         (848,732)      (10,593,801)
                                                       --------------    --------------    --------------

Cash flows from investing activities:
    Increase of prepaid rent                                     --                --             (28,842)
    Increase in deferred offering costs                        (7,670)           (6,634)         (778,477)
    Purchases of property and equipment                        (3,090)           (7,114)         (585,554)
    Loans to officers                                         (29,359)          (33,294)         (589,700)
                                                       --------------    --------------    --------------

Net cash used in investing activities                         (40,119)          (47,042)       (1,982,573)
                                                       --------------    --------------    --------------

Cash flows from financing activities:
    Proceeds from issuance of capital
        stock                                                 567,602            30,000         9,272,182
    Proceeds from issuance of common
        stock warrants                                           --                --           1,578,000
    Return of common stock purchase amount                       --              (9,500)          (13,500)
    Proceeds from (repayments of) note payable                (44,041)          923,958         1,790,628
    Principal payments on lease payable                          --             (14,266)          (17,797)
                                                       --------------    --------------    --------------

Net cash provided by financing activities                     523,561           930,192        12,609,513
                                                       --------------    --------------    --------------

                                   -Continued-




                                                                                           For the period
                                                         For the two       For the two      July 17, 1990
                                                       quarters ended    quarters ended    (inception) to
                                                        June 30, 2004     June 30, 2003     June 30, 2004
                                                       --------------    --------------    --------------

Net (decrease) increase in cash                                (9,166)           34,418            33,139

Cash, beginning of the period                                  42,305            38,344              --
                                                       --------------    --------------    --------------

Cash, end of the period                                $       33,139    $       72,762    $       33,139
                                                       ==============    ==============    ==============



Supplemental disclosures of noncash transactions:

Common stock issued for loan interest                  $      215,101    $       75,708    $      574,010

Common stock issued for current and future
    rent expense                                       $         --      $         --      $      152,049

Common stock warrants issued for costs
    associated with proposed public
    offering                                           $         --      $         --      $      435,000

Common stock warrants issued in conjunction
    with convertible debenture                         $         --      $         --      $       80,000

Common stock warrants issued for deferred
    compensation                                       $         --      $         --      $    1,070,812


Common stock warrants issued for patents,
    intellectual property and designs                  $         --      $         --      $    1,180,000

Common stock warrants issued as settlement
    of compensation                                    $      251,400    $         --      $       50,000

Common stock warrants issued for due to
    stockholder                                        $         --      $         --      $       74,500

Purchase of equipment by issuance of debt              $         --      $         --      $       17,791

Return of common stock investment by
     issuance of note                                  $         --      $       65,000    $       65,000

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

4.   Going concern


          The financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred net losses of $1,123,393 and $708,313 during the three months ended June 30, 2004 and June 30, 2003, respectively, and has incurred losses since formation, resulting in accumulated deficits of $18,403,741 and $11,461,316 as of June 30, 2004 and June 30, 2003, respectively. For the two months ended June 30, 2004 and June 30, 2003, respectively, the Company also generated negative cash flow from operations of $492,608 and $848,732. Such losses and negative cash flow have resulted primarily from significant costs associated with the development of the Company's products and marketing of these products. The Company expects to incur additional operating losses and negative cash flow in the future unless and until it is able to generate operating revenues sufficient to support expenditures. There is no assurance that sales of the Company's products will ever generate sufficient revenues to fund its continuing operations, that the Company will generate positive cash flow from operations or that the Company will attain and thereafter sustain profitability in any future period.

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

          During the quarter ended June 30, 2004, the Company issued 1,208,588 shares of its common stock to various individuals. The stocks were valued between $.0.09 and $.25 per share. The issuance of these shares was in accordance with loan agreements signed with various stockholders. The loan agreements required the interest accruing on the notes to be paid in stock. An annual interest rate of between 10% and 16.67% was used for these transactions. In addition, the Company sold 1,244,304 shares of its common stock to various individuals. The stocks were valued between $.25 and $.48 per share, or $392,381. In addition, two stockholders converted notes payable in the amount of $65,000 plus accrued interest into common stock. The Company issued 656,000 shares of stock in exchange for cancellation of the notes. The Company also issued 917,369 shares to another stockholder in accordance with the anti-dilution clause contained in the stockholder's original warrant agreement. This same stockholder exercised a warrant for 500,000 shares of stock.

          As a result of past services to the Company, 748,639 shares of stock were issued to Officers and employees of the company. These shares were valued at between $.25 and $1.37 per share. In exchange for investment bank services, the Company issued 300,000 shares of common stock. The stock has been valued at $.48 per share, or $144,000, based on recent stock sales to outside parties.

          In addition, in accordance with approval by the stockholders of the Company, the authorized share of the Company were increased to 200,000,000 shares. At the same time, the stockholders authorized the preferred stockholders to convert their shares to common in the ratio of 10 shares of common for every share of preferred. On May 12, 2004, the preferred shares were cancelled, and the stock was converted to 19,707,870 shares of common stock. In addition, the stockholders approved a 2 for 1 forward stock split. All earnings per share calculations have been adjusted for this split.

6.   Stock Warrants


          During the six-month period ended June 30, 2004, warrants for 536,461 shares of common stock was issued on February 6. The warrant provides the right for the holder to purchase 536,461 shares of the Company's common stock at an exercise price of between $3 and $5 per share. The warrants shall expire in January 2007.

          The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock Based Compensation but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock warrants provided to employees. No compensation would have been recognized during the six months ended June 30, 2004. Pro forma net loss and loss per share are as follows:

                                                                  For the period
                                                   For the two     July 17, 1990
                                                 quarters ended   (inception) to
                                                  June 30, 2004    June 30, 2004
                                                 --------------   --------------


     Pro forma net loss                          $    1,735,901   $   18,587,278
                                                 ==============   ==============
     Pro forma basic and diluted loss per
        common share before extraordinary item   $        0.08    $         1.12
     Extraordinary item: gains on
        extinguishment of debt                             --               1.09
                                                 --------------   --------------
     Pro forma basic and diluted
        loss per common share                    $         0.08   $         2.21
                                                 ==============   ==============


          On April 4, 2001 the Company entered into an agreement with a securities broker by which the broker will work to secure up to 10 market makers for the Company's common stock. To the extent that such market makers are secured, the Company agrees to provide warrants for 10,000 shares of the Company's common stock for each such market maker thus secured. The warrants will provide an exercise price of $5 per share, a two-year life and shall vest immediately. As of June 30, 2004 no such warrants had been issued. Upon issuance, the Company will record the fair value of the warrants as deferred investment advisory fees and amortize the amount to expense over the term of the advisory agreement.

7.   Due from officers


          Since 1993 the Company has, from time to time, advanced funds to its President, such amounts aggregating to $557,779 through June 30, 2004. Interest, imputed at an annual rate of 8%, has been accrued on these lendings, such interest income amounting to $22,805 in 2004.

          The Company has advanced amounts aggregating $31,922 to another officer through June 30, 2004.

          By agreement between the parties, these amounts will be later repaid out of bonus commissions otherwise due on future aircraft sales. Because there is substantial doubt about the Company's ability to generate such future sales, all amounts due from officers have been fully reserved. Such amounts, and the equal reserve amount, were $589,701 as of June 30, 2004.

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

10.  Notes Payable


          Seven stockholders of the Company have loaned a total of $925,000 through the period ended June 30, 2004. The loans matured between March 2003 and January of 2004. The Company is in default on these notes. The loans require the Company to issue additional shares of the Company's stock as interest on the notes. See the note concerning stockholders equity for details of stock issued in satisfaction of interest on the notes.

          Seven stockholders of the Company have loaned a total of $925,000 through the period ended June 30, 2004. The loans matured between March 2003 and January of 2004. The Company is in default on these notes. The loans require the Company to issue additional shares of the Company's stock as interest on the notes. See the note concerning stockholders equity for details of stock issued in satisfaction of interest on the notes.

          In addition to the above notes, the Company signed an agreement to repurchase stock from two individuals. The stock was repurchased for $65,000 and the note was to be paid by January 2004. As of June 30, 2004, the note has a remaining balance of $51,500.


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

     We continue to follow standard industry practice in outsourcing to experienced aviation industry companies work related to the production of a pre-production prototype aircraft. Our most significant accomplishment in the continued development of the prototype during the six months ended June 30, 2004 has been in the area of securing customers for the FF-1080 and restructuring the Company for sufficient investment.

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

Results of Operations
---------------------

Costs of goods Sold


                                                                        For the period
                                                                        July 17, 1990)
          For the quarter ended          For the two quarters ended     (inception) to
     June 30, 2004    June 30, 2003    June 30, 2004   June 30, 2003    June 30, 2004
     -------------    -------------    -------------   -------------    -------------
          $ -            $181,401         $ -             $252,849        $1,420,286

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

Research and Development


                                                                        For the period
                                                                        July 17, 1990)
          For the quarter ended          For the two quarters ended     (inception) to
     June 30, 2004    June 30, 2003    June 30, 2004   June 30, 2003    June 30, 2004
     -------------    -------------    -------------   -------------    -------------
        $77,118          $108,464         $148,247        $209,004        $5,854,107

     Research and development expenses consist of the continuing design and engineering of the FF-1080, including the costs of mockup construction. The more significant components of these expenses are amortization of patent costs, costs related to a plane used for instrument testing and salaries.

     Research and development expenses decreased $31,346, or 29%, over the same quarter a year ago, and $60,757, or 29% over the same six-month period a year ago. These decreases are consistent with the current scarcity of funding for research and development efforts.




General and Administration

                                                                        For the period
                                                                        July 17, 1990)
          For the quarter ended          For the two quarters ended     (inception) to
     June 30, 2004    June 30, 2003    June 30, 2004   June 30, 2003    June 30, 2004
     -------------    -------------    -------------   -------------    -------------
        $871,684         $444,179        $1,225,893       $764,526        $7,867,042


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

     General and administration expenses increased $427,505, or 96%, over the same quarter a year ago, and $461,367 or 60% over the same six-month period a year ago. These increases are consistent with less effort being devoted to research and development.

Marketing


                                                                        For the period
                                                                        July 17, 1990)
          For the quarter ended          For the two quarters ended     (inception) to
     June 30, 2004    June 30, 2003    June 30, 2004   June 30, 2003    June 30, 2004
     -------------    -------------    -------------   -------------    -------------
        $24,240          $62,115          $33,492         $136,608        $2,975,706

     Marketing expenses consist of continuing efforts to promote the Company and its business activities with potential customers, suppliers and financing sources. The more significant components of these expenses are travel costs, entertainment costs and salaries.

     Marketing expenses decreased $37,875, or 61% over the same quarter a year ago, and $103,116, or 75% over the same six-month period a year ago. These decreases are consistent with less funds being available.

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

     During the six months ended June 30, 2004 we have been successful in raising $620,516 in equity funding through private and public stock sales. We used that money to fund the $492,608 cash cost of continuing operations (see discussion of Results of Operations, above), purchase additional property and equipment of $3,090, and provide further advance to our officers of $29,359.

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

     There can of course be no assurance that these funding events will occur, or that the market value of our stock will remain at levels sufficient to provide the funding levels described above. Nor is there any assurance that we will ever begin manufacturing airplanes on a commercially viable basis. With no revenue stream, a net loss of $1,123,393 for the three months ended June 30, 2004, a net loss of $1,552,364 for the six months ended June 30, 2004 and a net loss from inception (July 17, 1990) to June 30, 2004 of $18,403,741, as well as continuing negative cash flows from operations, we will be dependent upon some or all of the funding events herein described and/or a sustainable market value of our stock for the foreseeable future, and there is significant risk that we will be unable to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
-------------------------------------------------------------------

     During the quarter ended June 30, 2004, the Company issued 1,208,588 shares of its common stock to various individuals. The stocks were valued between $.0.09 and $.25 per share. The issuance of these shares was in accordance with loan agreements signed with various stockholders. The loan agreements required the interest accruing on the notes to be paid in stock. An annual interest rate of between 10% and 16.67% was used for these transactions. In addition, the Company sold 1,244,304 shares of its common stock to various individuals. The stocks were valued between $.25 and $.48 per share, or $392,381. In addition, two stockholders converted notes payable in the amount of $65,000 plus accrued interest into common stock. The Company issued 656,000 shares of stock in exchange for cancellation of the notes. The Company also issued 917,369 shares to another stockholder in accordance with the anti-dilution clause contained in the stockholder's original warrant agreement. This same stockholder exercised a warrant for 500,000 shares of stock.

     As a result of past services to the Company, 748,639 shares of stock were issued to Officers and employees of the company. These shares were valued at between $.25 and $1.37 per share. In exchange for investment bank services, the Company issued 300,000 shares of common stock. The stock has been valued at $.48 per share, or $144,000, based on recent stock sales to outside parties.

     In addition, in accordance with approval by the stockholders of the Company, the authorized share of the Company were increased to 200,000,000 shares. At the same time, the stockholders authorized the preferred stockholders to convert their shares to common in the ratio of 10 shares of common for every share of preferred. On May 12, 2004, the preferred shares were cancelled, and the stock was converted to 19,707,870 shares of common stock. In addition, the stockholders approved a 2 for 1 forward stock split. All earnings per share calculations have been adjusted for this split.

     On June 28, 2004, a 2-for-1 forward stock split of the Company's outstanding shares went into effect, 42,893,898 shares of stock were issued in this regard.

     During the six-month period ended June 30, 2004, warrants for 536,461 shares of common stock was issued on February 6. The warrant provides the right for the holder to purchase 536,461 shares of the Company's common stock at an exercise price of between $3 and $5 per share. The warrants shall expire in January 2007.

Item 3. Defaults Upon Senior Securities.
----------------------------------------

     None.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     None.

Item 5. Other Information.
--------------------------

     None.

Item 6. Exhibits
----------------

uExhibit No.     Description
------------     -----------
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